Form 10KSB
period 2006-12-31
Sanford Exploration, Inc.
filed 2007-04-02
CIK 1378214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-138502

SANFORD EXPLORATION INC.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1303-1323 Homer Street, Vancouver, British Columbia,
Canada	V6B 5T
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (778) 855-9681

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
(Check one): Yes [   ] No [X]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d)
of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $Nil

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of
March 30, 2007: 5,001,000 common shares = $100,001(1)
(1) By reference to the price at which the common equity was sold.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of March 30, 2007.

6,976,000 common shares.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X].

PART I

Item 1.           Description of Business.

This annual report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Sanford" mean Sanford Exploration Inc. and Sanford Exploration (Canada) Inc., our wholly owned subsidiary, unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada on February 24, 2005. We are an exploration stage corporation. We own an option to earn a 100% interest in 11 mining claims subject to a 3% net smelter royalty payments and obligations to conduct assessment work to maintain the claims in good standing with the government of Ontario, Canada. We call the 11 claims the “Whitney Lake claims.” We are engaged in the exploration for commercially exploitable mineral resources, including resources of gold, silver, copper, nickel, cobalt, platinum and palladium on the Whitney Lake claims.

Our administrative office address and our mailing address is 1303-1323 Homer Street, Vancouver, British Columbia, Canada V6B 5T1 and our telephone number is (778) 855-9681.

Corporate History

We were incorporated in the State of Nevada on February 24, 2005.

On August 15, 2005, we obtained our right to earn an interest in the Whitney Lake claims through an assignment of an option agreement. Through this assignment, we became obligated to pay an option payment of CDN$50,000 within three months of our becoming a public company. Once we have made the CDN$50,000 payment, we will have fulfilled the requirements, flowing from our assignment of the agreement with the original optionors, to have the claims recorded in our name with the government of the Province of Ontario. We intend to become a public company that is quoted on the Over-the-Counter Bulletin Board during the next twelve months. If we are able to become listed on the Over-the-Counter Bulletin Board, we will have three months to pay the CDN$50,000 to the original optioners of the Whitney Lake claims in order to earn 100% interest in the claims, subject to the 3% net smelter royalty payments and the annual maintenance costs.

We have not been involved in any bankruptcy, receivership or similar proceeding.

Our Current Business

We are an exploration stage corporation. We own an option to earn a 100% interest in 11 mining claims subject to a 3% net smelter royalty payments and obligations to conduct assessment work to maintain the claims in good standing with the government of Ontario, Canada. The 11 claims cover a total of 1800 acres (2.81 square miles) located in the south end of Gillies Limit Township in the Larder Lake Mining Division of the Province of Ontario, Canada. We call the 11 claims the “Whitney Lake claims.” We are engaged in the exploration of commercially exploitable mineral resources, including resources of gold, silver, copper, nickel, cobalt, platinum and palladium on the Whitney Lake claims.

To maintain the Whitney Lake claims in good standing with the government of Ontario, we must either pay a fee of CDN$400 every two years or spend at least CDN$400 in exploring each claim every two years. To earn the 100% interest in the 11 claims, we must pay CDN$50,000 to the original parties who staked the mining claims.

Our initial phase of exploration, or our 2006 summer work program, on the White Lake claims was performed from August 1 to September 21, 2006. We are currently considering the report rendered by Gino Chitaroni, B.Sc., Geologist and Mining Technologist, rendered to us on September 21, 2006. The report rendered by Mr. Chitaroni discusses our 2006 work program, analyses the results and makes recommendations for further exploration on the property. The results of our 2006 work program showed no commercially viable quantities of Copper and Nickel and no traces of Gold. However, traces of copper and nickel were found in the sample.

The conclusion of Mr. Chitaroni’s report is that the results of the analysis of the sample warrant further exploration work and that subsequent drilling work might be considered. We have not yet determined whether we will conduct additional drilling and geophysical surveys in a second phase exploration program.

If we do determine that we will conduct the second phase of our exploration program and we are able to obtain enough money, we expect that we will conduct further drilling work and analysis of the resulting samples at an estimated cost of $250,000, which may be spread over the course of several years. If we are unable to complete exploration because we do not have enough money, we may be required to cease activities until we raise more money. If we cannot or do not raise additional funds, we may be required to permanently cease activities. To raise any additional money that is needed, we intend to rely on the issuance of securities through private placements or from shareholder loans or loans from third parties.

Currently, we do not intend to acquire other interests in any other mineral properties. Our business plan is solely to explore the Whitney Lake claims. If we are successful in our initial endeavours, we may look at the possibility of becoming involved in other mineral exploration projects.

Competition

The mining industry is competitive. We compete with numerous companies, including many major mining companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for access to funds. There are other competitors that have operations in Northern Ontario and the presence of these competitors could adversely affect our ability to compete for financing and to obtain the service providers, staff or equipment necessary for the exploration of the Whitney Lake claims.

Governmental Regulations

Permits were not necessary for the undertaking of our initial exploration program on the Whitney Lake claims, however, the Canadian government departments responsible for labor, northern development and mines, and natural resources must be informed of our exploration activities. We provided such information to these government departments before conducting our initial phase of exploration.

In the future, if we abandon the claims we will be legally required to return the surface to its previous condition. Costs for reclamation vary depending on the progress made during the exploration program.

Environmental Laws

If we do find mineral resources on the claims and are able to move past the exploration stage into the development stage, then we will be subject to many environmental regulations. The Canadian Environmental Assessment Act (CEAA) would apply to any mining operations that we conduct. This law requires that we prove to the government of Canada that the potential environmental effects of work programs will not cause significant adverse environmental effects. We would also be required to comply with laws dealing with environmental matters relating to the exploration and development of mineral properties in order to protect the environment through a series of regulations affecting:

1.	Health and Safety;
2.	Archaeological Sites;
3.	Environmental Protection; and
4.	Exploration Access.

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the Whitney Lake claims.

We will secure all necessary permits for exploration and, if development is warranted on the claims, will file final plans of operation before we start any mineral development activities. We anticipate no discharge of water into active streams, creeks, rivers, lakes or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. We intend to restore any land we disturb according to the legal requirements. All holes, pits and shafts will be sealed upon abandonment of the claims. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our activities and know what will be involved from an environmental standpoint.

Research and Development

In our 2006 work program, we spent $23,632 on exploration. We have not yet decided whether we will conduct additional drilling and geophysical surveys in a second phase exploration program. If we do conduct the second phase of our exploration program, we estimate that we will spend approximately $250,000, which may be spread over the course of several years.

If we are unable to complete exploration because we do not have enough money, we may be required to cease activities until we raise more money. If we cannot or do not raise additional funds, we may be required to permanently cease activities. To raise any additional money that is needed, we intend to rely on the issuance of securities through private placements or from shareholder or other loans.

Employees

We currently do not have any employees other than our directors and officers. We intend to use the services of contractors for manual labour exploration work on our properties.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Related to our Company

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. We have no assurance that future financing will be available to us on terms that will be acceptable to us. If financing is not available on satisfactory terms, we may be unable to continue our exploration activities. If this happens, we may have to cease activities and you could lose your investment.

Our sole officer, our President, has no technical training and experience in mineral activities and consequently our activities, earnings and ultimate financial success could be irreparably harmed.

Our sole officer, Fiore Aliperti, our President has no technical training and experience with exploring for minerals or starting and operating a mine. With no direct training or experience in these areas, our President may not be fully aware of many of the specific requirements related to working within the industry. Our President's decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently, our activities, earnings and ultimate financial success could suffer irreparable harm due to our President’s lack of training and experience in the industry.

Our directors, Mr. Poloni and Mr. Aliperti have other outside business activities and each will only be devoting approximately 10% of their time, approximately four hours per week, to our activities, which may result in delays in the completion of their duties and delays in the operation of our business, which could cause our business to suffer.

Because Mr. Aliperti, our officer and a director, and Mr. Poloni, a director, have other outside business activities and each will be only be devoting 10% of their time, or four hours per week, to our activities. Their work for our company may be sporadic and occur at times which are convenient to them. As a result, they may not always complete their duties for the company in a timely manner, which could result in delays in the operation of our business and losses of time or money by the company.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities and you could lose your investment.

We were incorporated in February, 2005 and we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception (February 24, 2005) to December 31, 2006 was $177,777. The loss was primarily the result of the payment of $47,110 we spent on mineral property payments, the $41,127 we spent in exploration expenses $59,334 to acquire the right to earn an interest in the Whitney Lake claims, incorporation expenses and legal and accounting fees. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate a commercially viable mineral resource;

  our ability to generate revenues; and

  our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of the Whitney Lake claims. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

Because we will have to spend additional funds to determine whether the Whitney Lake claims contain a mineral reserve, if we can't raise the money, we will have to cease operations and you could lose your investment.

Even if we complete our current exploration program, we will have to spend substantial funds on further drilling and engineering studies before we will know if the Whitney Lake claims contain a commercially viable mineral deposit. Therefore, we will have to incur greater operating expenses and greater losses before we can ever hope to earn revenues and we may never earn revenues. If we cannot pay our expenses or we never earn revenue, our business operations will likely stop and you could lose your entire investment in our company.

Because we are small and do no have much capital, we have to limit our exploration activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. Our failure to discover an existing reserve could cause us to never earn money and go out of business and you to lose all of your investment in our company.

Because all of our assets, Mr. Aliperti, our only officer and a director, and Mr. Poloni, a director of our company, are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us, our officer or our directors.

All of our assets are located outside of the United States and our directors and our officer are nationals and residents of Canada, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officer or our directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our directors and our officer predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Canada or other jurisdictions against us or our directors and our officer predicated upon the securities laws of the United States or any state thereof.

Because we have only one officer and two directors who are responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only one officer and two directors. They are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, our officer and directors will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities Exchange Commission, which ultimately could cause us to lose money and possibly to go out of business.

Risks Related to our Business

Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability, the Whitney Lake claims do not contain any reserves. As such, any funds spent on exploration will probably be lost, which will likely result in a loss of your investment.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the Whitney Lake claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected geological formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon the Whitney Lake claims. If this happens, our business will likely fail.

Because the Whitney Lake claims are without known mineral reserves and because we have never made a profit from our operations, our securities are highly speculative and investors may lose all of their investment in our company.

Our securities must be considered highly speculative, generally because of the nature of our business and our early stage of exploration. The Whitney Lake claims are in the exploration stage only and are without known deposits of minerals. Accordingly, we have not generated material revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and exploiting mineral reserves or selling the rights to exploit those mineral reserves. The likelihood that the Whitney Lake claims contain valuable and commercially exploitable minerals is extremely remote. In all probability, the Whitney Lake claims do not contain any reserves and any funds that we spend on exploration will be lost. We may never discover mineral resources in the Whitney Lake claims or any other area, or we may do so and still not be commercially successful if we are unable to exploit those resources profitably or earn revenues from selling the rights to exploit any mineral resources we discover. We may not be able to operate profitably and may have to cease operations, the price of our securities may decline and investors may lose all of their investment in our company.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

The potential profitability of mineral ventures depends in part upon factors beyond the control of our company and even if we discover and exploit mineral deposits, we may never become commercially viable and we may be forced to cease operations.

The commercial feasibility of mineral properties is dependent upon many factors beyond our control, including the existence and size of mineral deposits in the properties we explore, the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental regulation. These factors cannot be accurately predicted and any one or a combination of these factors may result in our company not receiving an adequate return on invested capital. These factors may have material and negative effects on our financial performance and our ability to continue operations.

As we face intense competition in the mineral exploration industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The Whitney Lake claims are in Ontario, Canada, and our competition there includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may have to compete for financing and be unable to acquire financing on terms we consider acceptable. We may also have to compete with the other mining companies in Ontario in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration programs may be slowed down or suspended, which may cause us to cease operations as a company.

Risks Related to Our Common Stock

Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Our common stock is not now, nor has ever been, traded on any market or securities exchange, and we have not applied for listing or quotation on any public market.

Therefore there is no central place, such as stock exchange or electronic trading system to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

Because we may issue additional shares of common stock, your investment could be subject to substantial dilution.

We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. In the future, if we do sell more common stock, your investment could be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of mining. Our properties are in the exploration stage only and are without known gold reserves. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing gold, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are penny stocks and are covered by section 15(g) of the Securities Exchange Act, 1934, which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules covered by section 15(g) of the Securities Exchange Act, 1934 described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2.           Description of Property.

Our administrative office address and our mailing address is 1303-1323 Homer Street, Vancouver, British Columbia, Canada V6B 5T1 and our telephone number is (778) 855-9681. Management does not believe that our office space will need to be expanded beyond this during 2007.

The Whitney Lake Claims

Location and Access

The Whitney Lake claims consist of 11 adjacent mining claims that cover 1800 acres (2.81 square miles) in the south end of Gillies Limit Township in the Larder Lake Mining Division of Ontario, Canada.

The Whitney Lake claims are accessible from Highway #11, at seventeen kilometres north of the Town of Temagami, Ontario and by secondary roads originating from the highway. The Whitney Lake claims can also be reached by rail. A railway passes through the claims east of Highway #11 between the highway and Rib Lake.

Description of the Claims

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking.

The Whitney Lake claims were staked 50% by Mr. Gino Chitaroni and 50% by Raven Resources Inc. Sanford Exploration (Canada) Inc., our wholly owned subsidiary, is the assignee of the rights in the claims held by Mr. Chitaroni and Raven Resources. Mr. Gino Chitaroni and Raven Resources Inc. are the original recorded holders of the claims. The claims are currently still recorded under the names Gino Chitaroni and Raven Resources Inc. Through Sanford Exploration (Canada) Inc., our wholly owned subsidiary, we have an option to earn a 100% mining interest in these claims by paying CDN$50,000. Once we pay the CDN$50,000, we will be entitled to have the claims listed in our own name, Sanford Exploration, Inc. Out interest is subject to a 3% royalty fee on net smelter returns.

All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company's property, that is the province of Ontario.

In the nineteenth century, the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown, as the Whitney Lake claims are. Accordingly, fee simple title to the Whitney Lake claims resides with the Crown. That means that the Crown owns the surface and minerals.

The Whitney Lake claims are mineral leases issued pursuant to the Ontario Mineral Act. We have exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the claims continued vertically downward.

In the Province of Ontario, there are two types of mineral claims: patented and unpatented. Patented claims do not require exploration to be conducted on them to keep them in good standing.

Our mineral claims are unpatended. Unpatented mineral claims have a life of two years and to extend the life of the claim, certified exploration assessment work must be performed on at least part of the claim and be filed with the Ontario Provincial Mining Recorder before the expiry date of the mineral claim. If more work is conducted than required, the extra assessment value may be banked as credits and the claim holder is allowed to use these credits on contiguous claims or the same claim in lieu of new work. Once five years of total assessment work has been completed and the claim holder plans to enter into mineral extractive development and production, the claim holder may bring the claim up to leasehold or patented status at which time a legal survey is conducted and submitted along with the appropriate leasehold fees, eliminating the need to perform and submit assessment work.

An unpatented mineral claim is a grant of the exclusive right to explore for the metal or mineral on the land staked or covered by the claim. The land and mineral rights are owned by the Ontario provincial government until such time the claim holder or its assigns bring the claim to leasehold or patent status to exploit the production of a metal or mineral from the claim. If we conduct five years of assessment work on the Whitney Lake claims and decide to enter into mineral extractive development and production program, we may bring the claim up to leasehold or patented status. A legal survey would then be conducted and submitted along with the appropriate leasehold fees. From that point forward, we would no longer be required to perform and submit assessment work to maintain the claims.

The Whitney Lake claims are unencumbered, that is there are no claims, liens, charges or liabilities against the claims, other than our right to earn the 100% interest in them, and there are no competitive conditions, that is the action of some unaffiliated third party, that could affect our claims. Further, there is no insurance covering the claims and we believe that no insurance is necessary since the claims are unimproved and contain no buildings or improvements.

There is no assurance that a commercially viable mineral deposit, a reserve, exists in the claims, in fact the likelihood that a commercially viable mineral deposit exists is remote.

There are no native land claims that affect title to the claims. We have no current plans to obtain interest from other companies in the claims if mineralization is found. If mineralization is found, we will try to develop the claims ourselves.

Claims

The following is a list of claim numbers and expiration date of the claims:

Claim No.	Expiration
L1219926	Oct. 24, 2007
L1219933	Oct. 24, 2007
L1221578	Sept. 24, 2007
L1231136	Oct. 08, 2008
L1231137	Oct. 08, 2008
L1231138	Oct. 08, 2008
L1231139	Oct. 08, 2008
L1249728	Sept. 24, 2007
L1249729	Sept. 24, 2007
L3000410	Dec. 17, 2007
L3000411	Dec. 17, 2007

The 11 unpatented Whitney Lake claims consist of 45 contiguous units comprising of a total of 1800 acres (2.81 square miles). In order to maintain this claim, we must pay a fee of CDN$400 every two years per claim or we must perform work on the claim. As long as the fee is paid, no work has to be performed to maintain the claim. We can renew the claim indefinitely by paying the fee; the amount of the renewal did not increase for the period from inception (February 24, 2005) to December 31, 2006. We are aware if the fee to renew the claim will increase. There is no grace period if there is a default on the work or if we miss renewing the claim. If we fail to pay the fee or spend enough on exploration work as required, we will lose the claims. In the event that we do not find mineralized material following the completion of our exploration program, we intend to allow the claims to expire and we will cease activities.

The red star on the following map shows the location of the claims:

COBALT
Cobalt Mining Camp
LORRAIN
GILLIES LIMIT
Timiskaming
Temagami Mining Camp
ASTON
Whitney Lake Property
SOUTH LORRAIN
La ROCHE
CASSELS
STRATHY
TEMAGAMI
BEAR ISLAND
Lake Temagami
RIDDELL
STRATHCONA
CHOLES
YATES
ASKIN
HARTLE
CLEMENT
OLIVE
MILNE
HENSLET
ANGUS
BRIGSTOCKE
LATCHFORD
KITTSON
COLEMAN
0 5 10 20 30 Kilometres
0 5 10 20 Miles

Temagami Mining Camp

1. Copperfields Mining Corp. Ltd. Temagami mine – Cu, Ni, Ag, Au
2. Cliffs of Canada Ltd. - Sherman mine (2 locations) – Fe
3. Little Dan mine – As, Au
4. Big Dan mine – As, Au, Ag, Cu
5. Konichee Mining Inc. Caniptau mine – Cu, Ni, Pt

Cobalt Mining Camp

1904-1962 Cobalt Area Mines

	Production
Silver	420,550,000 oz
Cobalt	24,833,000lbs
Nickle	3,172,000 lbs
Copper	3,250,000 lbs

1962-Present not Available.

Source:(Thomson R. 1948-1961)(Government of Ontario)

Blackstone Development Inc.

Sanford Exploration Inc.		
Property Location Map Whitney Lake Property Temagami, Ontario		
John R. Poloni & Associates Ltd.		
Modified by: M. Rowka	Checked by: G. Chitaroni	Plan No. 2
Scale(see bar scale)	Date: February 2002

The bold black lines in the following map illustrate the borders of the claims:

N
1248888
1240268
1240267
1240266
1240265
3000411
3000410
1231138
1221578
1249729
1231139
1231137
1231136
1167044
T27817
T27818
1249728
247307
1206294
1000m
Land Tenure
Freehold Patent
Leasehold Patent
Licence of Occupation
Uses Not Specified
Surface & Mining Rights
Surface Rights Only
Mining Rights Only
Mining Claim
Land Tenure Withdrawals
Areas Withdrawn from Disposition
Property Boundary
Mining Recorder Date of Issue February 5, 2002
Sanford Exploration Inc.
Claim Map
Whitney Lake Property
John R. Poloni & Associates Ltd.

History of the Claims

Early History (1880-1941)

The geological history of the area dates from the initial governmental mapping in 1887 to a detailed report by G. Bennett in 1978, interspersed from 1951 to 1974 with exploratory surveys by various owners and optioners on claims including those presently held by the issuer. During the period 1978 to 1996 a “land caution” was imposed by the government on certain townships in the area: Temagami – Matachewan areas (including the Whitney Lake claims) and Larder Lake Mining Division, restricting mineral development and retaining the land as a possible settlement for First Nation land claims. The caution was lifted in 1996 and the Whitney Lake claims were staked.

The Lake Nipissing and Lake Temagami area was geologically mapped by A.E. Barlow between 1887 and 1895 with a final report and map being published in 1907. The northeast Temagami area was included.

Further examinations of the area were completed by E.W. Todd in 1925, and W.S. Savage in 1934. During 1941, W.W. Moorhouse completed mapping of Strathcona and Briggs Townships and several surrounding townships.

The early history of exploration work is poorly documented prior to 1960 with prospecting and limited diamond drilling being undertaken by Rib Lake Copper Mines Ltd. (1952) and Coniagas Mines Ltd. (1956) with nickel-copper mineralization being identified on what is now our Whitney Lake property of the issuer. We do not have copies of the resulting reports.

In 1998 Blackstone Development Inc. prepared a summary of the previous exploration history of the area that includes the Whitney Lake claims, in particular diamond drill hole historical data for AgArmeno Mines and Minerals.

During autumn of 2001, Emporio Explorations Corp. undertook various surveys to explore the known zones of mineralization in the area around the Whitney Lake claims. They looked for evidence of mineralization on our claims and for extensions on the known resources in the area. The results pointed to seventeen diamond drill hole targets, with five as first priority, six as second priority and six as third priority.

During 2001 Emporio Explorations Corp. optioned our claims and completed additional claim staking, survey grid establishment, a magnetometer survey, a HLEM survey and a Gradient Realsection TDIP/Resistivity Survey as a further evaluation of the mineral occurrences.

In December 2004, two claims 1221576 and 1221577 were restaked as claims 3000410 and 3000411.

Quantec Geoscience Inc. completed a Surface Transient EM survey in September 2005 as part of assessment requirements, which was reported on by S.T. Coulson, Senior Geophysist.

Physiography

Climatic conditions are hot and humid in the summer, with temperatures typically between 5°C and 30°C (86 °F) and with ample rainfall. The winters are cold with temperatures typically between 0°C and -30°C ( 32°F to –22 °F) with moderate snowfall. Exploration activities can generally be undertaken year around.

Lake Temagami and most of the other lakes and streams within the area form part of the drainage basin of Lake Nipissing to the south. To the north and east, Kanichee Lake, Net Lake and other lakes east of Highway #11 drain eastward into Lake Temiskaming. The elevation at Temagami is 962 feet (293m) above sea level.

The Temagami area generally has only a thin veneer of soil cover influenced in part by products of glaciation. Drainage patterns are largely controlled by pronounced bedrock structural features. Maximum topographic relief in the area is about 90 meters with slopes being gentle. Steeper slopes or scarps are locally developed in areas underlain by Nipissing diabase.

The Whitney Lake claims have been logged and are presently covered with a variety of small trees consisting of Fir, Spruce, Cedar, Birch and Willow. There is ample water for drilling requirements.

Present Condition of the Whitney Lake Claims

The drill holes were capped following our initial exploration phase. Other than that, there is currently no equipment, plants or improvements on the claims. The property is without known reserves and the proposed program is exploratory in nature.

Infrastructure

Good access is available to the hydro electric power grid and the Northern Ontario natural gas line which supply the Town of Temagami and Northern Ontario. The Ontario Northern rail line crosses the easterly claims, along Rib Lake, and has facilities in Temagami and Cobalt to the north. At one time the area was the centre of an active mining environment but presently little exists, which necessitates that all exploration and mining supplies and equipment must be obtained from Cobalt, Kirkland Lake, Timmins, and Sudbury. There are adequate sites on the claims for potential tailings storage, waste disposal, heap leach pads, and plant sites.

Mineralization

In 1968, Robert Thomson, O.D.M. Resident Geologist completed an Open File Report No. 5016, Ontario Department of Mines and noted copper-nickel occurrences in the area as well as platinum deposits found in copper-nickel deposits. He also noted that a chalcopyrite occurrence was discovered near Dieter Lake in the 1940’s.

In 1998, Doug Robinson, P. Eng reported that the claims showed traces of gold, silver cobalt, copper, nickel and palladium.

The results of our 2006 work program showed no commercially viable quantities of Copper and Nickel and no traces of Gold. However, traces of copper and nickel were found in the sample.

There are presently no known mineral resources or reserves on the claims.

We intend to explore for any mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we likely will cease activities and you will lose your entire investment.

We may not have enough money to complete our exploration of the claims. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from the issuance of securities through private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease activities.

We must conduct exploration to determine what amount of minerals, if any, exist on the claims and if any minerals which are found can be economically extracted and profitably processed.

The first phase of our exploration program was comprised of our 2006 summer work program and the study of the samples obtained during the work program. Our 2006 summer work program was conducted between August 1 to September 21, 2006, at a cost of approximately $23,632. This exploration phase consisted of diamond drilling, core splitting and an assay of drill core samples.

More specifically, we have conducted the following exploration program on the claims:

Diamond Drilling	$17,029.11
Project/Field Supervision, Report, Core Logging etc.	5,300.00
Assays (Polymet Labs)	728.25
Core Splitting	309.68
Mileage/Transportation	265.00
23,632.04

Our Proposed Exploration Program

We are currently considering the report rendered by Gino Chitaroni, B.Sc., Geologist and Mining Technologist, rendered to us on September 21, 2006. The report rendered by Mr. Chitaroni discusses our 2006 work program, analyses the results and makes recommendations for further exploration on the property. The costs of our exploration, study, maps and report resulting from our initial phase of exploration was $23,632.

Our 2006 work program consisted of the removal and analysis of a sample of earth from the Whitney Lake claims. The location was determined by the results of the exploration program that was conducted by Emporio Explorations Corporation in December 2001. We had the sample of earth removed by a diamond drill and studied at a laboratory.

The results of our 2006 work program showed no commercially viable quantities of Copper and Nickel and no traces of Gold. However, traces of copper and nickel were found in the sample.

The conclusion of Mr. Chitaroni is that the results of the analysis of the sample warrant further exploration work and that subsequent drilling work might be considered. We have not yet determined whether we will conduct additional drilling and geophysical surveys in a second phase exploration program. If we do determine that we will conduct the second phase of our exploration program and we are able to obtain enough money, we expect that we will conduct further drilling work and analysis of the resulting samples at an estimated cost of $250,000, which may be spread over the course of several years.

If we are unable to complete exploration because we do not have enough money, we may be required to cease activities until we raise more money. If we cannot or do not raise additional funds, we may be required to permanently cease activities. To raise any additional money that is needed, we intend to rely on the issuance of securities through private placements or from shareholder loans or loans from third parties.

Item 3.           Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.           Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

Our common stock is not now, nor has ever been, traded on any exchange. There is currently no public trading market for our common stock. We plan to seek listing on the OTC Bulletin Board, once our registration statement has been declared effective by the SEC. We cannot guarantee that we will obtain a listing. There can be no assurance that a regular trading market for our common stock will ever be developed.

Our stock transfer agent for our securities is Pacific Corporate Trust Company Suite 200 - 510 Burrard Street Vancouver, BC V6C 3B9, telephone (604) 689-9853 fax: (604) 689-8144. On March 30, 2007, the shareholders' list of our common shares showed 31 registered shareholders and 6,976,000 shares outstanding.

Recent Sales of Unregistered Securities

From April to November 2005, we issued 5,000,000 shares of our common stock through private placement transactions pursuant to section Regulation S of the Securities Act of 1933 to 20 shareholders and raised $100,000. The shares were sold to non-U.S. persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

In December 2005, we issued 1,000 shares of our common stock through private placement transactions pursuant to section Regulation S of the Securities Act of 1933 to 10 shareholders and raised $1. The shares were sold to non-U.S. persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

In March 2006, we issued 1,975,000 shares of our common stock through private placement transactions pursuant to section Regulation S of the Securities Act of 1933 to 1 shareholder and raised $3,950. The shares were sold to non-U.S. persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

Equity Compensation Plan Information

As at December 31, 2006 we do not have any compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2006.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 5 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated in the State of Nevada on February 24, 2005. We are an exploration stage corporation. We own an option to earn a 100% interest in 11 mining claims subject to a 3% net smelter royalty payments and obligations to conduct assessment work to maintain the claims in good standing with the government of Ontario, Canada. We call the 11 claims the “Whitney Lake claims.” We are engaged in the exploration of commercially exploitable mineral resources, including resources of gold, silver, copper, nickel, cobalt, platinum and palladium on the Whitney Lake claims.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

For the next twelve months we intend to maintain the Whitney Lake claims in good standing with the government of Ontario, Canada, pay our obligations under the option agreement for the Whitney Lake claims, determine whether and how to proceed with our exploration program and become and maintain ourselves as a public company quoted on the Over-the-Counter Bulletin Board.

We expect that these endeavors will cost approximately $181,500. As of December 31, 2006, we had working capital deficit of $73,593.

We have no income from operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the exploration of the Whitney Lake claims are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

We are an exploration stage corporation and have not yet generated or realized any revenues from our business activities.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash. Since inception of the company, we have raised funds through the sale of equity securities in private placement transactions.

If we find mineralized material and it is economically feasible to remove it, we will attempt to raise additional money, likely through loans from shareholders but possibly in a further private placement, a public offering or through borrowing money from non-shareholders.

None of our officers, directors or shareholders have made any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional money.

Even if we complete our current exploration program and are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we know whether it would be commercially viable to extract the minerals from the Whitney Lake claims.

We have conducted research in the form of exploration of the property. We do not expect to buy or sell any plant or significant equipment during the next twelve months. We do not intend to buy any equipment until we have located a reserve and have determined it is economical to extract the minerals from the land.

If we are unable to complete any phase of exploration because we do not have enough money, we will cease activities until additional funds are raised. If we need additional cash and cannot raise it or raise it on terms that our board of directors finds commercially acceptable, we will either have to suspend activities until we do raise the cash, or cease activities entirely.

We do not intend to hire additional employees at this time. All of the work on the property and in studying the earth samples and preparing maps and reports has been and will continue to be conduct by unaffiliated independent contractors until the board of directors determines that it is in the best interests of the company to engage more employees. The independent contractors are responsible for surveying, geology, engineering, exploration, and excavation. Geologist contractors will evaluate the information derived from exploration and the engineer contractors will advise us on the economic feasibility of removing any mineralized material that may be found.

Maintenance of Claims

To maintain the Whitney Lake claims, we must spend at least CDN$400 per claim, every two years, on exploration activities or pay a fee of CDN$400 per claim, every two years, to the government of Ontario, Canada. Since we have 11 claims, that means that we must spend at least CDN$4,400 every two years to maintain our clams. During our 2006 summer work program, we spent CDN$21,529, this amount will maintain the Whitney Lake claims for us during 2007.

Operating as a public Company

We intend to qualify our shares for quotation on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board following the declaration of effectiveness of this prospectus but have not yet done so. We cannot provide our investors with any assurance that our common stock will be quoted on the Over-the-Counter Bulletin Board or, if quoted, that a public market will materialize.

We are subject to the reporting requirements of Section 15(d) of the Securities Exchange Act, 1934, as amended, and will be required to file disclosure documents with the SEC. These disclosure documents will involve legal and accounting fees totalling approximately $100,000 per year.

Earning 100% Interest in the Whitney Lake Claims

We obtained our right to ear an interest in the Whitney Lake claims through an assignment of an option agreement, dated December 10, 2004. Through this assignment, we became obligated to pay an option payment of $50,000 CDN within three months of our becoming a public company. Once we have made the $50,000 CDN payment, we will have fulfilled the requirements, flowing from our assignment of the agreement with the original optionors, to have the claims recorded in our name with the government of the Province of Ontario. As stated above, we intend to become a public company that is quoted on the Over-the-Counter Bulletin Board during the next twelve months. If we are able to become listed on the Over-the-Counter Bulletin Board, we will have three months to pay the $50,000 CDN to the original optioners of the Whitney Lake claims in order to earn 100% interest in the claims, subject to the 3% net smelter royalty payments and the annual maintenance costs.

Estimated Funding Required During the Next Twelve Months

General and Administrative Expenses	$30,000
Report and Maps	1,500
Legal Fees	50,000
Accounting and Auditor’s Fees	50,000
Option payment	50,000

Total	$181,500

As at December 31, 2006, we had $48,420 in current liabilities. Our financial statements report a net loss of $177,777 for the period from February 24, 2005 (date of inception) to December 31, 2006. Our net loss is primarily due to accounting, legal and management fees and mineral property payments. On December 31, 2006, we had a working capital deficit of $73,593.

From February 24, 2005 (date of inception) to December 31, 2006 we spent $47,110 on the acquisition and maintenance of the Whitney Lake claims and as of December 31, 2006 have spent an additional $41,127 on our exploration program on the Whitney Lake claims.

Limited Operating History; Need for Additional Capital

We have suffered recurring losses from operations. The continuation of our company will be dependent upon our company raising additional capital through the sale of equity securities or by borrowing money. Although we may do so, we do intend, as of March 30, 2007, to seek equity financing over the next twelve months to provide for the capital required to implement our research and exploration phases. We plan instead to seek loans from shareholders or other sources. We have raised some capital through private placements but we will still require additional funds to continue our operations and plans.

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration, and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

As of the date of this annual report, we have yet to generate any revenues from our business activities.

As of December 31, 2006 our total assets were $11,769 as compared to total assets of $18,501 as at December 31, 2005.

As of December 31, 2006 our total liabilities were $85,362 as compared to total liabilities of $14,852 as at December 31, 2005.

As of December 31, 2006, we had cash in the amount of $6,769 compared to cash in the amount of $13,501 as at December 31, 2005.

We anticipate that we will require $181,500 for our operating requirements over the next twelve months. We do not have sufficient cash on hand to meet our operating capital requirements for the next twelve months. We will require additional funds to meet our requirements. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We are required to spend $400 per claim on the exploration of the Whitney Lake claims for every twelve month period, which our 2006 summer work program satisfied.

Our initial phase of exploration, or our 2006 summer work program, on the White Lake claims was performed from August 1 to September 21, 2006. We are currently evaluating the samples gathered during our initial phase of exploration. Further exploration programs will be based on the results of our initial findings. If the results warrant, we will conduct additional drilling and geophysical surveys in the second phase of our exploration program.

We have suffered recurring losses. The continuation of our company as a going concern is dependent upon us attaining and maintaining profitable operations in the long term but raising additional capital in the short middle-term. Management's plans in this regard is to raise additional capital through obtaining loans from shareholders or other sources. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

There are no assurances that we will be able to obtain further funds required for our continued operations. We intend to pursue loans from shareholders or others to meet our immediate and middle-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Our business plan is now focused on a strategy for maximizing the exploration of the Whitney Lake claims. To date, execution of our business plan has largely focused on acquiring the option to earn 100% interest in the Whitney Lake claims and conducting the first summer work program on the claims.

We have no employees other than our directors. We do not expect any significant changes in the number of our permanent employees throughout our exploration phase. We intend to hire geologists, engineers and excavation subcontractors as contractors on an as needed basis.

Results of Operation

We did not earn any revenues from inception through the reporting period ended December 31, 2006.

Our financial statements are stated in United States dollars and are prepared in conformity with generally accepted accounting principles of Canada, with a reconciliation to generally accepted accounting principles of the United States of America.

We incurred operating expenses in the amount of $77,679 for the year ended December 31, 2006 compared to operating expenses of $100,098 for the year ended December 31, 2005. We incurred $177,777 in operating expenses for the period from inception on February 24, 2005 to December 31, 2006. Our operating expenses for the year ended December 31, 2006 included: (a) exploration expenditures in the amount of $24,881, (b) $43,976 in professional fees, (c) Nil in consulting expenses, (d) $471 in bank charges and interest (e) $5,500 in Management fees and (f) $2,851 in regulatory fees. We anticipate our operating expenses will increase as we carry out our planned exploration program.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2007.

Employees

We have no employees other than our directors. We do not expect any significant changes in the number of our permanent employees throughout our exploration phase. We intend to hire geologists, engineers and excavation subcontractors as contractors on an as needed basis.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Recently Issued Accounting Standards

In April 2006, FASB issued Staff Position No. FIN No. 46R6, (“FSP 46R-6”), “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R.” This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46R, “Consolidation of Variable Interest Entities.” FIN No. 46R provides guidance on when to consolidate an entity based on exposure to risks and rewards, rather than voting control. It describes the characteristics of a variable interest entity (“VIE”) and how an entity that is involved with a VIE should determine whether its shares in the VIE’s risks and rewards extensively enough to be the VIE’s primary beneficiary and therefore consolidate it. The guidance in this FSP applied prospectively to all entities with which the Company first became involved with and to all entities previously analyzed under FIN No. 46R when a reconsideration event occurred beginning July 1, 2006. Retrospective application of FIN No. 46R was permitted but not required. The Company adopted this FSP prospectively. Application of this FSP has not had a material impact on the 2006 consolidated financial statements. The impact of this FSP on the Company’s financial statements beyond 2006 is dependent upon the specifics of future arrangements.

Application of Critical Accounting Policies

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Sanford Exploration, Inc. and its wholly owned subsidiary Sanford Exploration (Canada), Inc. All inter-company accounts and transactions have been eliminated in consolidation.

Exploration Stage Enterprise

The Company’s consolidated financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration stage.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $177,777 since inception through December 31, 2006.

Item 7.           Financial Statements.

Our consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

December 31, 2006 and December 31, 2005

Index to Consolidated Financial Statements	Page

Audited consolidated financial statements as of December 31, 2006 and December 31, 2005, including:

1.	Report of Independent Registered Public Accounting Firm;	1

2.	Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005;	2

3.	Consolidated Statements of Operations for the year ended December 31, 2006, February 24, 2005 (inception) to December 31, 2005 and the cumulative period from February 24, 2005 (inception) to December 31, 2006;	3

4.	Consolidated Statements of Cash Flows for the year ended December 31, 2006, February 24, 2005 (inception) to December 31, 2005 and the cumulative period from February 24, 2005 (inception) to December 31, 2006;	4

5.	Consolidated Statement of Stockholders’ Equity (Deficiency) for the period from February 24, 2005 (inception) to December 31, 2006; and	5

6.	Notes to the Consolidated Financial Statements.	6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sanford Exploration, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Sanford Exploration, Inc. (the “Company”) (an Exploration Stage Company) as at December 31, 2006 and 2005, the related consolidated statements of operations and cash flows for the year ended December 31, 2006, for the ten months ended December 31, 2005 and for the period from February 24, 2005 (inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanford Exploration, Inc. (an Exploration Stage Company) as at December 31, 2006 and 2005 and the results of its operations and its cash flows for the year ended December 31, 2006, ten months ended December 31, 2005 and for the period February 24, 2005 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TELEFORD SADOVNICK, P.L.L.C

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
March 15, 2007

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. dollars)

	December 31,	December 31,
	2006	2005

ASSETS

Current
Cash	$6,769	$13,501
Prepaid expenses	5,000	5,000

	$11,769	$18,501

LIABILITIES

Current
Accounts payable and accrued liabilities	$48,420	$14,498

Due to related party	36,942	354
Total Liabilities	85,362	14,852

Funds advanced for share subscriptions	-	104,950
	85,362	119,802

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
75,000,000 common stock with a par value of $0.001 per share
Issued:
6,976,000 common stock (December 31, 2005 – 1,000 common shares)	6,976	1
Additional paid-in capital	97,974	-
Foreign currency translation adjustment	(766)	(1,204)
Deficit Accumulated During The Exploration Stage	(177,777)	(100,098)
	(73,593)	(101,301)

	$11,769	$18,501

The accompanying notes are an integral part of these consolidated financial statements.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. dollars)

			Cumulative
		Period From	Period From
		February 24,	February 24,
		2005	2005
		(Inception)	(Inception)
	Year Ended	To	To
	December 31,	December 31,	December 31,
	2006	2005	2006

Revenue	$-	$-	$-

Expenses:
Bank charges and interest	471	184	655
Consulting	-	7,000	7,000
Exploration expenses	24,881	16,246	41,127
Management fees	5,500	14,000	19,500
Mineral property payments	-	47,110	47,110
Professional fees	43,976	15,358	59,334
Regulatory fees	2,851	200	3,051

Net loss for the period	$(77,679)	$(100,098)	(177,777)

Basic and diluted loss per share	$(0.01)	$(100.10)

Weighted average number of shares
outstanding	5,314,227	1,000

The accompanying notes are an integral part of these consolidated financial statements.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. dollars)

				Cumulative
			Period	Period
			From	From
			February	February
			25,	25,
		Year	2005	2005
		Ended	(Inception)	(Inception)
		December	To	To
		31,	December	December
		2006	31, 2005	31, 2006

Cash provided by (used in):
Operating Activities
Net loss for the period		$(77,679)	(100,098)	(177,777)

Changes in non-cash operating working capital items:
Prepaid expenses		-	(5,000)	(5,000)
Mineral property and exploration costs		24,881	63,356	88,237
Accounts payable and accrued liabilities		33,922	14,498	48,420

(a) NET CASH FLOWS USED IN OPERATING ACTIVITIES	(b)	(c)	(d)	(e)

Investing Activities
Mineral property and exploration costs		(24,881)	(63,356)	(88,237)

NET CASH FLOWS USED IN INVESTING ACTIVITIES		$(24,881)	(63,356)	(88,237)

Financing Activities
Issuance of Common Stock		104,950	1	1
Cancellation of Common Stock		(1)	-	(1)
Advances from related party		36,588	354	36,942
Funds advanced for share subscriptions		(104,950)	104,950	104,950

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		$36,587	105,305	141,444

Effect of Exchange Rate Changes		438	(1,204)	(766)

Increase (Decrease) In Cash		(6,732)	13,501	6,769

Cash, Beginning of Period		13,501	-	-

Cash, End of Period		$6,769	13,501	6,769

Supplemental Disclosure of Cash Flow
Information
Cash paid during the period for:
Interest paid		$-	-	-
Income taxes paid		$-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

4

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Stated in U.S. Dollars)

PERIOD FROM FEBRUARY 25, 2005 (INCEPTION) TO DECEMBER 31, 2006

				Deficit
				Accumulated	Accumulated
	Common Stock			During The	Other
			Additional	Exploration	Comprehensive
	Shares	Amount	Paid-In Capital	Stage	Income (Loss)	Total
		$	$	$	$	$

Stock issued for cash at $0.001	1,000	1	-	-	-	1
Foreign currency translation adjustment	-	-	-	-	(1,204)	(1,204)
Net Loss	-	-	-	(100,098)	-	(100,098)

Balance, December 31, 2005	1,000	1	-	(100,098)	(1,204)	(101,301)

Stock issued for cash at $0.002	1,975,000	1,975	1,975	-	-	3,950
Stock issued for cash at $0.02	5,000,000	5,000	95,000	-	-	100,000
Stock issued for cash at $1.00	1,000	1	999	-	-	1,000
Stock repurchased for cash at $0.001	(1,000)	(1)				(1)
Foreign currency translation adjustment					438	438
Net loss				(77,679)		(77,679)

Balance, December 31, 2006	6,976,000	6,976	97,974	(177,777)	(766)	(73,593)

The accompanying notes are an integral part of these consolidated financial statements.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND DECEMBER 31, 2005

1.	OPERATIONS

Organization

Sanford Exploration, Inc. (the “Company”) was incorporated in the state of Nevada, U.S.A., on February 24, 2005. The Company’s mineral exploration operations are conducted through its wholly-owned subsidiary Sanford Exploration (Canada), Inc.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter the development stage.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $177,777 for the period from February 24, 2005 (inception) to December 31, 2006 and has no revenue. The future of the Company is dependant upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Sanford Exploration, Inc. and its wholly owned subsidiary Sanford Exploration (Canada), Inc. All inter-company accounts and transactions have been eliminated in consolidation.

Exploration Stage Enterprise

The Company’s consolidated financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration stage.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND DECEMBER 31, 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Property Option Payments and Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision is made in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations which may include the receipt of a legally binding project approval certificate. Such expenditures include exploration and administration expenditures. Mineral property acquisition costs are capitalized when incurred and are classified as tangible assets and are evaluated for impairment and written down as required.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

Regulatory Matters

The Company and its mineral property interest is subject to a variety of Canadian federal and provincial regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets”. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Cash

Cash consist of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND DECEMBER 31, 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i.	monetary items at the rate prevailing at the balance sheet date;
ii.	non-monetary items at the historical exchange rate;
iii.	revenue and expenses at the average rate in effect during the applicable accounting period.

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Basic and Diluted Loss Per Share

In accordance with Financial Accounting Share Board (“FASB”) Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006 and December 31, 2005, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Revenue Recognition

Revenue from the sale of minerals is recognized when the risks and rewards of ownership pass to the purchaser, including delivery of the product the selling price is fixed or determinable and collectibility is reasonably assured. Settlement adjustments, if any, are reflected in revenue when the amounts are known.

Stock-based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock-based compensation is accounted for using the fair value method in accordance with Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-based Compensation”.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND DECEMBER 31, 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

The Company’s financial instruments consist of cash and accounts payable and accrued liabilities and amounts due to related party.

Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments. The respective carrying values of financial instruments approximate their fair values. Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholder’s Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset to be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not currently anticipate any material capital expenditures for environmental control facilities because its property holding is at an early stage of exploration.

Intangible Assets

The Company has adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over their useful life. The Company does not have any goodwill nor intangible assets with indefinite or definite life since inception.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND DECEMBER 31, 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs were incurred in period ended December 31, 2006 and December 31, 2005, respectively.

Segmented Information

The Company follows FAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” about operating segments in financial statements, as well as additional disclosures about products and services, geographic areas and major customers.

The Company conducts substantially all of its operations in Canada in one business segment.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

a)

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140”. This Statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This Statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the Statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material effect on its financial condition or results of operations.

b)

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material effect on its financial condition or results of operations.

c)

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.

11

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND DECEMBER 31, 2005

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

d)

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition or results of operations.

e)

In September 2006, FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires, among other things, that a company (1) recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and (2) measure benefit plan assets and benefit obligations as of the company's balance sheet date. Calendar year-end companies with publicly traded equity securities are required to adopt the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. The Company does not expect the adoption of SFAS No. 158 to have a material effect on its financial condition or results of operations.

f)

In September 2006, the SEC announced Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The Company does not expect the adoption of SAB 108 to have a material effect on its financial condition or results of operations.

g)

In April 2006, FASB issued Staff Position No. FIN No. 46R6, (“FSP 46R-6”), “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R.” This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46R, “Consolidation of Variable Interest Entities.” FIN No. 46R provides guidance on when to consolidate an entity based on exposure to risks and rewards, rather than voting control. It describes the characteristics of a variable interest entity (“VIE”) and how an entity that is involved with a VIE should determine whether its shares in the VIE’s risks and rewards extensively enough to be the VIE’s primary beneficiary and therefore consolidate it. The guidance in this FSP applied prospectively to all entities with which the Company first became involved with and to all entities previously analyzed under FIN No. 46R when a reconsideration event occurred beginning July 1, 2006. Retrospective application of FIN No. 46R was permitted but not required. The Company adopted this FSP prospectively. Application of this FSP has not had a material impact on the 2006 consolidated financial statements. The impact of this FSP on the Company’s financial statements beyond 2006 is dependent upon the specifics of future arrangements.

h)

The FASB issued FASB Interpretation No. (“FIN”) 47 – “Accounting for Conditional Asset Retirement Obligations” in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value or an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND DECEMBER 31, 2005

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

i)

In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6 – “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (“EITF 04-6”), which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period and the carrying value is less than the net realizable value. Adoption of EITF 04-6 will have no material impact on the Company’s financial position, results of operation or cash flows.

j)

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”) – “Accounting Changes and Error Corrections”. SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless prescribed otherwise or it is impractical to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

k)

In June 2005, the FASB issued Staff Position Paper (“FSP”) 115-1 – “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

4.	MINERAL EXPLORATION PROPERTY

By Assignment Agreement dated August 15, 2005, the Assignor assigned, transferred and set over to the Company all rights, title, interest and benefits held by or granted to the Assignor in and to a Purchase and Sale Agreement dated December 10, 2004 whereby the Assignor acquired an option to purchase a 100% interest in 11 unpatented mineral claims. The 11 mineral claims cover a total of 1,800 acres (728 hectares) located in the south end of Gillies Limit Township in the Larder Lake Mining Division of the Province of Ontario, Canada.

In consideration of the assignment the Company paid to the Assignor $47,110 ($56,500 CDN).

The Company assumed and agreed to perform all obligations of the Assignor under the Purchase and Sale Agreement as follows:

	a)	$5,000 CDN payment to the Optionor upon execution of the agreement (paid by the Assignor).

b)

The Company shall pay the Optionor a further total of $50,000 CDN within three (3) months after the shares of the Company begin trading to the public on any stock exchange or quotation system in North America after the filing of a prospectus or registration statement, as applicable (trading date).

c)

The Company performed and recorded $10,000 CDN of assessment work on the mineral claims due in August 2005 and, at its option, shall perform such assessment work so as to keep the relevant mining claims and interests subject to the option provided for herein in good standing.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND DECEMBER 31, 2005

4.	MINERAL EXPLORATION PROPERTY (Continued)

d)

Upon the completion of all payments and obligations the Optionor shall transfer a 100% interest in the mineral claims to the Company and the Company shall, thereupon, grant the Optionor a net smelter return royalty, (“royalty”); subject to, at the Optionee’s discretion, the option of buying back up to 2% of the 3% royalty by paying $500,000 CDN to retire each such 0.5% portion of the royalty. The Company shall have a first right of refusal on the remaining 1% royalty held by the Optionor. The royalty or any part of it shall not be assignable without the consent of the Company (not to be unreasonably withheld), and any such assignment shall be subject to the buy-back and right of first refusal described above provided that the first 2% portion assigned shall be subject to the buy back.

The company has not determined whether the mineral claim contains mineralized material and has consequently written off all mineral rights acquisition costs to operations during the previous financial year.

5.	INCOME TAXES

	a)	Income tax provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2005 – 34%) to income before income taxes. The difference results from the following items:

	2006	2005

Computed expected (benefit of) income taxes	$(17,951)	$(12,492)

Increase in valuation allowance	17,951	12,492

	$-	$-

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2006	2005
	(Cumulative)

Operating loss carry forward	$177,777	$100,098
Mineral property expenses	(47,110)	(47,110)
Exploration expenses	(41,127)	(16,246)

	89,540	36,742

Statutory tax rate	34%	34%

Deferred income tax asset	30,443	12,492

Valuation allowance	(30,443)	(12,492)

	$-	$-

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND DECEMBER 31, 2005

5.	INCOME TAXES (Continued)

c)

The Company has incurred operating losses and approximately $89,540, which, if unutilized, will expire through to 2015. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $88,237 available to reduce further taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	Income Tax Operating Loss Carry Forward
	Amount	Expiration Date

2005	$36,742	2015
2006	52,798	2016

Total income tax operating loss carry forward	$89,540

6.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

	a)	Management Agreement:

The Company entered into an agreement with a director to serve the Company and its subsidiary as an executive officer. In consideration, the Company agreed to pay $500 U.S. per month. The agreement may be terminated by the director by giving 30 days written notice or by the Company at any time with 30 days written notice. Termination of the agreement by the Company requires the Company to make no other payments except for outstanding amounts of salary and expenses.

The Company entered into an agreement with a director to serve the Company and its subsidiary as an executive officer. The executive will not be compensated for the performance of these services until such a time as the Company begins to earn revenue. The agreement may be terminated by the director by giving 30 days written notice or by the Company at any time with 30 days written notice. Termination of the agreement by the Company requires the Company to make no other payments except for outstanding amounts of salary and expenses.

	b)	Purchase and Sale Agreement:

Assignment of purchase and sale agreement dated December 10, 2004 for the purchase of mineral claims as disclosed in Note 4.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND DECEMBER 31, 2005

7.	RELATED PARTY TRANSACTIONS

	As at	As at
	December 31,	December 31,
	2006	2005

Advances payable to a related party, who is also a director of the
Company	$39,942	$354

		February 24,
		2005
	Year Ended	(Inception) to
	December 31,	December 31,
	2006	2005

Consulting fees paid to a director of the Company	$-	$-
Management fees paid to a director of the Company	$5,500	$14,000

Amounts due to related parties for advances to the Company are unsecured, without interest and are due on demand. The value of transactions was based on exchange amounts, representing the amounts established and agreed upon by the related parties.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president. Based upon that evaluation, our president concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Fiore Aliperti	President, Chief Executive Officer, Secretary, Treasurer and Director	42	February 24, 2005
John R. Poloni	Director	74	December 1, 2005

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Fiore Aliperti, President , Chief Executive Director, Secretary, Treasurer and Director

Mr. Aliperti graduated from Windermere High School in 1982. From 1982 to 1985 he was a student at Langara College. In 1985, Mr. Aliperti attended the University of British Columbia where he took courses in Urban Land Economics, Realty and Mortgages. Mr. Aliperti has worked in retail sales and management since 1982 and has no public company experience.

John R. Poloni, Director

Mr. Poloni has a bachelor of Sciences from McGill University in Montreal, Quebec and has been a Professional Engineer since 1971. He has more than worked with several mineral resource projects in Canada, the United States, Argentina, Brazil, Mexico and Saudi Arabia. Since 1972, he has offered his expertise through his own company, John R. Poloni & Associates Ltd.

Mr. Poloni has previously been a director of Solaia Ventures, a private company, from September 1998 to May 2000, Entourage Mining Ltd., an OTC BB company with the symbol ETGMF, from April 2003 to September 2004 and Carmax Explorations Ltd., a Toronto Stock Exchange –Venture company with the symbol CMX, from January 2004 to present.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The Board of Directors of our company held no formal meetings during the year ended December 31, 2006. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.           any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.           any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.           being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.           being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Fiore Aliperti,	2(1)(2)	2(1)(2)	2(1)(2)

(1)	The named officer, director or greater than 10% stockholder, as applicable, failed to file a Form 3 - Initial Statement of Beneficial Ownership of Securities.

(2)	The named person failed to file a Schedule 13D.

Code of Ethics

As at December 31, 2006, we have not adopted a Code of Ethics.

Item 10. Executive Compensation.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2006; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended December 31, 2006 and 2005 are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Fiore Aliperti(1)(2) President, Chief Executive Officer, Secretary, Treasurer and Director	2006 2005	Nil 14,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 13,500

(1) Mr. Aliperti became our President, Chief Executive Officer, Secretary, Treasurer and a director of our company on February 24, 2005.

We have an employment agreement with Mr. Aliperti, our President and a director. The details of this agreement are as follows:

1.	He will perform the following services for us:

	a.	be a member of and fully participate in the board of directors.

	b.	make decisions relating to the operations, management and business plan of the company.

2.	He will not be compensated for the performance of these services until such a time as the company begins to earn revenue.

3.	Either party may terminate the agreement with one month’s written notice.

4.	This contract will continue until terminated.

5.	There is no retirement, severance or other pay that will be owed to Mr. Aliperti upon termination of this agreement, other than any outstanding amounts of salary and expenses.

A more detailed written explanation of this agreement is attached as an exhibit to our registration statement filed on Form SB-2 filed with the SEC on November 8, 2006.

Our company has no plans or arrangements in respect of remuneration received or that may be received by named executive officers of our company in fiscal 2007 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Fiore Aliperti(1) President, Chief Executive Officer, Secretary, Treasurer and Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)           Mr. Aliperti became our President, Chief Executive Officer, Secretary, Treasurer and a director of our company on February 24, 2005.

Director Compensation

The particulars of compensation paid to our directors for our years ended December 31, 2006 and 2005, are set out in the following director compensation table:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John R. Poloni(1)	2005 2006	$5,500 $5,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$500 $6000

(1)           Mr. Poloni was appointed a director of our company on December 1, 2005.

Other than director’s fees, we did not pay other cash compensation for services rendered as a director in the years ended December 31, 2005 or 2006. We may, however, determine to compensate our directors in the future. Directors are entitled to reimbursement of expenses incurred in attending meetings. In addition, our directors are entitled to participate in our stock option plan.

Other than as set forth below, we have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our Board of Directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

We have a verbal employment agreement with Mr. Poloni, a director. The details of this agreement are as follows:

1.	He will perform the following services for us:

a.	ensure that the geological reports are of good quality and professionally and properly done.

b.	be a member of and fully participate in the board of directors.

c.	advise the company on his recommendations for the exploration program.

2.	He will be paid $500 per month for the performance of these services.

3.	Either party may terminate the agreement with one month’s written notice.

4.	This contract will continue until terminated.

5.	There is no retirement, severance or other pay that will be owed to Mr. Poloni upon termination of this agreement, other than any outstanding amounts of salary and expenses.

A more detailed written explanation of this agreement is attached as an exhibit to our registration statement filed on Form SB-2 filed with the SEC on November 8, 2006.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 11.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 30, 2007, certain information with respect to the beneficial ownership of our common stock by each security holder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class(1)
Common Shares	John R. Poloni, Director 2110 – 150 A Street Surrey, BC V4A 9J6	265,000	3.8%
Common Shares	Fiore Aliperti, President, CEO and Director 1323 – 1303 Homer Street, Vancouver, BC V6B 5T1	1,975,000	28.3%
Common Shares	Richard Eppich(2) 358 East 14th Street North Vancouver, BC V7L 2N6	250,000	3.6%
Common Shares	Vincenza Eppich(2) 358 East 14th Street North Vancouver, BC V7L 2N6	275,000	3.9%
Common Shares	Marie Cavak(3) 5780 Bittern Court Richmond, BC V7E 3X1	250,000	3.6%

Common Shares	Berge Chatoyan(3) 5780 Bittern Court Richmond, BC V7E 3X1	260,000	3.7%
Common Shares	Lucy De Bortoli(4) 20511 122 B Avenue Maple Ridge, BC V2X 2N6	235,000	3.4%
Common Shares	Venicio De Bortoli(4) 20511 122B Avenue Maple Ridge, BC V2X 2N6	215,000	3.1%
Common Shares	Arminda Sorgentone(5) Suite 505, 1120 Finch Avenue Toronto, ON M3J 3H7	270,000	3.9%
Common Shares	Giuseppe Sorgentone(5) Suite 505, 1120 Finch Avenue Toronto, ON M3J 3H7	280,000	4%
Common Shares	Directors and Officers (as a group)	2,240,000	32.1%

(1) Based on 6,976,000 shares of common stock issued and outstanding as of March 30, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or right or through the conversion of a security currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2) Richard and Vincenza Eppich are spouses.
(3) Marie Cavak and Berge Chatoyan are sister and brother.
(4) Lucy and Venicio De Bortoli are spouses.
(5) Arminda and Giuseppe Sorgentone are spouses.

*Less than 1%.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.           Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

During the year ended December 31, 2006, our company paid Nil to Fiore Aliperti, our President, Chief Executive Officer, Secretary, Treasurer and director of our company for services he provided to our company.

During the year ended December 31, 2006, our company paid $5,500 to John R. Poloni, a director of our company for services he provided to our company.

Committees of the Board

All proceedings of the board of directors for the year from inception (February 24, 2005) to December 31, 2005 and the six (6) months ending June 30, 2006, were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of the director. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, Fiore Aliperti, at the address appearing on the first page of this prospectus.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact the we have not generated any positive cash flows from operations to date.

Item 13.           Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 filed on November 8, 2006)

3.2	Bylaws (incorporated by reference from our Form SB-2 filed on November 8, 2006)

(10)	Material Contracts

10.1	Employment Agreement with Mr. Poloni (incorporated by reference from our Form SB-2 filed on November 8, 2006)

10.2	Employment Agreement with Mr. Aliperti (incorporated by reference from our Form SB-2 filed on November 8, 2006)

10.3	Agreement between Raven Resources Inc. and Emporio Explorations Corp. (incorporated by reference from our Form SB-2 filed on November 8, 2006)

10.4	Agreement between Emporio Explorations Corp. and Sanford Exploration (Canada) Inc. (incorporated by reference from our Form SB-2 filed on November 8, 2006)

(21)	Subsidiaries

21.1	Sanford Exploration (Canada) Inc.

(23)	Consents

23.1*	Consent of Telford Sadovnick, P.L.L.C.

23.2*	Consent of Gino Chitaroni, B.Sc.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Ian McKinnon

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

Item 14.           Principal Accountants Fees and Services

Audit Fees

For the period ended December 31, 2006 and 2005, the aggregate fees billed by Telford Sadovnick P.L.L.C. for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $10,000 and $10,000 respectively.

Audit Related Fees

For the period ended December 31, 2006 and December 31, 2005, the aggregate fees billed for assurance and related services by Telford Sadovnick P.L.L.C. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was Nil and Nil, respectively.

Tax Fees

For the period ended December 31, 2006 and December 31, 2005, the aggregate fees billed by Telford Sadovnick P.L.L.C. for other non-audit professional services, other than those services listed above, totalled Nil and Nil, respectively.

We do not use Telford Sadovnick P.L.L.C. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Telford Sadovnick P.L.L.C. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Telford Sadovnick P.L.L.C. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Telford Sadovnick P.L.L.C. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Telford Sadovnick P.L.L.C.’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANFORD EXPLORATION INC.

By: /s/ Fiore Aliperti
Fiore Aliperti
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Fiore Aliperti
Fiore Aliperti
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: March 30, 2007

By: /s/ John Poloni
John Poloni
Director
Date: March 30, 2007