Form 10QSB
period 2007-03-31
Sanford Exploration, Inc.
filed 2007-05-15
CIK 1378214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 333-138502

SANFORD EXPLORATION INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1303-1323 Homer Street
Vancouver, British Columbia, Canada V6B 5T1
(Address of principal executive offices)

778-855-9681
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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
(Check one): Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

6,976,000 common shares issued and outstanding as of May 7, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Sanford Exploration Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2007, and our results of operations, stockholders’ deficit, and our cash flows for the three month period ended March 31, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form 10-KSB on April 2, 2007.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

March 31, 2007 and 2006
(unaudited)

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Index to Consolidated Financial Statements		Page

Consolidated financial statements as of March 31, 2007 and 2006, including:

1.	Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006;	F-3

2.	Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 and the cumulative period from February 24, 2005 (inception) to March 31, 2007 (unaudited);	F-4

3.	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 and the cumulative period from February 24, 2005 (inception) to March 31, 2007 (unaudited);	F-5

4.	Consolidated Statement of Stockholders Deficiency for the period from February 24, 2005 (inception) to March 31, 2007 (unaudited);	F-6

5.	Notes to the Consolidated Financial Statements (unaudited).	F-7

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. dollars)

	March 31,	December 31,
	2007	2006
	(unaudited)

ASSETS

Current
Cash	$11,535	$6,769
Prepaid expenses	-	5,000

	$11,535	$11,769

LIABILITIES

Current
Accounts payable and accrued liabilities	$25,226	$48,420
Due to shareholder	70,024	36,942
	95,250	85,362

STOCKHOLDERS DEFICIENCY

Share Capital
Authorized:
75,000,000 common voting stock with a par value of $0.001 per share
Issued:
6,976,000 common shares (December 31, 2006 – 6,976,000 common	6,976	6,976
shares)
Additional paid-in capital	97,974	97,974
Foreign currency translation adjustment	(404)	(766)
Deficit Accumulated During The Exploration Stage	(188,261)	(177,777)
	(83,715)	(73,593)

	$11,535	$11,769

The accompanying notes are an integral part of these consolidated financial statements.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. dollars)

			Cumulative
			Period From
			February 24,
			2005
	Three Months	Three Months	(Inception)
	Ended	Ended	To
	March 31,	March 31,	March 31,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-

Expenses
Bank charges and interest	63	29	718
Consulting	-	-	7,000
Exploration expenses	-	-	41,127
Management fees	1,500	-	21,000
Mineral property payments	-	-	47,110
Professional fees	5,868	2,450	65,202
Regulatory fees	3,053	291	6,104
	10,484	2,770	188,261

Net loss for the period	$(10,484)	$(2,770)	$(188,261)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding	5,314,227	5,314,227

The accompanying notes are an integral part of these consolidated financial statements.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. dollars)

			Cumulative
			Period From
	Three	Three	February 24,
	Months	Months	2005
	Ended	Ended	(Inception)
	March 31,	March 31,	To
	2007	2006	March 31, 2007
	(unaudited)	(unaudited)	(unaudited)

Cash provided by (used in):
Operating Activities
Net loss for the period	$(10,484)	$(2,770)	$(188,261)

Changes in non-cash operating working capital items:
Prepaid expenses	5,000	2,122	-
Mineral property and exploration costs	-	-	88,237
Accounts payable and accrued liabilities	(23,194)	(215)	25,226

NET CASH FLOWS (USED IN) OPERATING ACTIVITIES	(28,678)	(863)	(74,798)

Investing Activities
Mineral property and exploration costs	-	-	(88,237)

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES	-	-	(88,237)

Financing Activities
Advances from shareholder	33,082	2,121	70,024
Share subscriptions received (receivable)	-	(104,950)	104,950
Issuance of common stock – net of Cancellation	-	104,949	-

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	33,082	2,120	174,974

Effect of Foreign Exchange Rate Changes	362	29	(404)

Increase (Decrease) In Cash	4,766	1,286	11,535

Cash, Beginning of Period	6,769	13,501	-

Cash, End of Period	$11,535	$14,787	$11,535

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIENCY
(Stated in U.S. Dollars)

PERIOD FROM FEBRUARY 24, 2005 (INCEPTION) TO March 31, 2007
(unaudited)

				Deficit
				Accumulated	Accumulated
	Common Stock			During The	Other
			Additional	Exploration	Comprehensive
	Shares	Amount	Paid-In Capital	Stage	Income (Loss)	Total

Stock issued for cash at $0.001	1,000	1	-	-	-	1
Foreign currency translation adjustment	-	-	-	-	(1,204)	(1,204)
Net Loss	-	-	-	(100,098)	-	(100,098)

Balance, December 31, 2005	1,000	1	-	(100,098)	(1,204)	(101,301)

Stock issued for cash at $0.002	1,975,000	1,975	1,975	-	-	3,950
Stock issued for cash at $0.02	5,000,000	5,000	95,000	-	-	100,000
Stock issued for cash at $1.00	1,000	1	999	-	-	1,000
Stock repurchased for cash at $0.001	(1,000)	(1)				(1)
Foreign currency translation adjustment					438	438
Net loss				(77,679)		(77,679)

Balance, December 31, 2006	6,976,000	6,976	97,974	(177,777)	(766)	(73,593)

Foreign currency translation adjustment					362	362
Net loss				(10,484)		(10,484)

Balance, March 31, 2007	6,976,000	6,976	97,974	(188,261)	(404)	(83,715)

The accompanying notes are an integral part of these consolidated financial statements.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

1.	OPERATIONS

Organization

Sanford Exploration, Inc. (the “Company”) was incorporated in the State of Nevada, U.S.A., on February 24, 2005. The Company’s mineral exploration operations are conducted through its wholly-owned subsidiary Sanford Exploration (Canada), Inc. incorporated in the Province of British Columbia, Canada, on March 14, 2005.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $188,261 for the period from February 24, 2005 (inception) to March 31, 2007 and has no revenue. The future of the Company is dependant upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	BASIS OF PRESENTATION, HISTORY AND ORGANIZATION OF THE COMPANY

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2006. The Company assumes that the users of the financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended December 31, 2006, has been omitted. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of results for the entire year ending December 31, 2007.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Sanford Exploration, Inc. and its wholly owned subsidiary Sanford Exploration (Canada), Inc. All inter-company accounts and transactions have been eliminated on consolidation.

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

Mineral Property Option Payments and Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision is made in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations which may include the receipt of a legally binding project approval certificate. Such expenditures include exploration and administration expenditures. Mineral property costs are capitalized when incurred and are classified as tangible assets and are evaluated for impairment and written down as required.

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

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Regulatory Matters

The Company and its mineral property interest is subject to a variety of federal and state regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

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

Foreign Currency Translation

Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 52 as follows:

	i.	monetary items at the rate prevailing at the balance sheet date;

	ii.	non-monetary items at the historical exchange rate;

	iii.	revenue and expenses at the average rate in effect during the applicable accounting period.

Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are recorded in the Statement of Operations.

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely then not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Basic and Diluted Loss Per Share

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2007 and December 31, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Revenue Recognition

Revenue from the sale of minerals is recognized when the risks and rewards of ownership pass to the purchaser, including delivery of the product, the selling price is fixed or determinable and collectibility is reasonably assured. Settlement adjustments, if any, are reflected in revenue when the amounts are known.

Stock-based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock-based compensation is accounted for using the fair value method in accordance with Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-based Compensation”.

Financial Instruments

The Company’s consolidated financial instruments consist of cash, accounts payable and accrued liabilities and amounts due to shareholder.

Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments. The respective carrying values of financial instruments approximate their fair values. Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholder’s Shareholders Deficiency. Comprehensive income comprises Shareholders Deficiency except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

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

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs were incurred in the three month period ended March 31, 2007 or from February 24, 2005 (inception) to March 31,2007, respectively.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

5.	INCOME TAXES

a)	Income tax provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2006 – 34%) to income before income taxes. The difference results from the following item:

		February 24,
		2005
	Three	(Inception)
	Months	To
	Ended	December 31,
	March 31,	2006
	2007

Computed expected (benefit of) income taxes	$(3,565)	$(30,444)

Increase in valuation allowance	3,565	30,444

	$-	$-

b)	Significant components of the Company’s deferred income tax asset are as follows:

	March 31,	December 31,
	2007	2006
Operating loss carry forward	$10,484	$177,777
Mineral property payments	-	(47,110)
Exploration expenses	-	(41,127)
	10,484	89,540
Statutory tax rate	34%	34%
Deferred income tax asset	3,565	30,444
Valuation allowance	(3,565)	(30,444)
	$-	$-

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

5.	INCOME TAXES (Continued)

c)

The Company has incurred operating losses and approximately $100,024, which, if unutilized, will expire through to 2017. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $88,237 available to reduce further taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	Income Tax Operating Loss Carry Forward
	Amount	Expiration Date

2005	36,742	2015
2006	$52,798	2016
2007	10,484	2017

Total income tax operating loss carry forward	$100,024

6.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

	a)	Management Agreement:

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

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

7.	RELATED PARTY TRANSACTIONS

	As at	As at
	March 31,	December 31,
	2007	2006

Advances payable to a shareholder, who is also a director of the Company	$70,024	$36,942

		February 24,
		2005
	Three Months	(Inception) to
	Ended March	December 31,
	31, 2007	2006

Consulting fees paid to a director of the Company	$-	$7,000
Management fees paid to a director of the Company	$1,500	$19,500

Amounts due to related parties for advances to the Company are unsecured, without interest and are due on demand. The value of transactions was based on exchange amounts, representing the amounts established and agreed upon by the related parties.

Item 2. Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us”, “our” and “Sanford” mean Sanford Exploration Inc. and Sanford Exploration (Canada) Inc., our wholly owned subsidiary, unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada on February 24, 2005. We are an exploration stage company. We own an option to earn a 100% interest in 11 mining claims subject to a 3% net smelter royalty payments and obligations to conduct assessment work to maintain the claims in good standing with the government of Ontario, Canada. We call the 11 claims the “Whitney Lake claims.” We are engaged in the exploration for commercially exploitable mineral resources, including resources of gold, silver, copper, nickel, cobalt, platinum and palladium on the Whitney Lake claims.

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

Our Current Business

We are an exploration stage company. We own an option to earn a 100% interest in 11 mining claims subject to a 3% net smelter royalty payments and obligations to conduct assessment work to maintain the claims in good standing with the government of Ontario, Canada. The 11 claims cover a total of 1800 acres (2.81 square miles) located in the south end of Gillies Limit Township in the Larder Lake Mining Division of the Province of Ontario, Canada. We call the 11 claims the “Whitney Lake claims.” We are engaged in the exploration of commercially exploitable mineral resources, including resources of gold, silver, copper, nickel, cobalt, platinum and palladium on the Whitney Lake claims.

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

We expect that these endeavors will cost approximately $181,500. As of March 31, 2007, we had a working capital deficit of $83,715.

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

We are an exploration stage company and have not yet generated or realized any revenues from our business activities.

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

We do not intend to hire additional employees at this time. All of the work on the property and in studying the earth samples and preparing maps and reports has been and will continue to be conducted by unaffiliated independent contractors until the board of directors determines that it is in the best interests of the company to engage more employees. The independent contractors are responsible for surveying, geology, engineering, exploration, and excavation. Geologist contractors will evaluate the information derived from exploration and the engineer contractors will advise us on the economic feasibility of removing any mineralized material that may be found.

Maintenance of Claims

To maintain the Whitney Lake claims, we must spend at least CDN$400 per claim, every two years, on exploration activities or pay a fee of CDN$400 per claim, every two years to the government of Ontario, Canada. Since we have 11 claims, we must spend at least CDN$4,400 every two years to maintain our clams. During our 2006 summer work program, we spent CDN$21,529, this amount will maintain the Whitney Lake claims for us during 2007.

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

We are subject to the reporting requirements of Section 15(d) of the Securities Exchange Act, 1934, as amended, and will be required to file disclosure documents with the SEC. These disclosure documents will involve legal and accounting fees totaling approximately $100,000 per year.

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

Results of Operations for the quarter ended March 31, 2007

We did not earn any revenues from inception through the reporting period ended March 31, 2007.

We incurred operating expenses in the amount of $10,484 for the three months ended March 31, 2007 . We incurred $188,261 in operating expenses for the period from inception on February 24, 2005 (inception) to March 31, 2007. Our operating expenses for the three months ended March 31, 2007 included: (a) $5,868 in professional fees, (b) $3,053 in regulatory fees, (c) $1,500 in management fees and (d) $63 in bank charges and interest. We anticipate our operating expenses will increase as we carry out our planned exploration program.

Liquidity and Capital Resources

As of March 31, 2007 our total assets were $11,535.

As of March 31, 2007 our total liabilities were $95,250.

As of March 31, 2007, we had cash in the amount of $11,535 .

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

We have suffered recurring losses from operations. The continuation of our company will be dependent upon our company raising additional capital through the sale of equity securities or by borrowing money. Although we may do so, we do not intend to seek equity financing over the next twelve months to provide for the capital required to implement our research and exploration phases. We plan instead to seek loans from shareholders or other sources. We have raised some capital through private placements but we will still require additional funds to continue our operations and plans.

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

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Our auditors have issued a going concern opinion on our audited financial statements for the year ended December 31, 2006. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. We have no assurance that future financing will be available to us on terms that will be acceptable to us. If financing is not available on satisfactory terms, we may be unable to continue our exploration activities. If this happens, we may have to cease activities and you could lose your investment.

Our sole officer has no technical training and experience in mineral activities and consequently our activities, earnings and ultimate financial success could be irreparably harmed.

Our president, our sole officer, Fiore Aliperti, has no technical training and experience with exploring for minerals or starting and operating a mine. With no direct training or experience in these areas, our President may not be fully aware of many of the specific requirements related to working within the industry. Our President's decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently, our activities, earnings and ultimate financial success could suffer irreparable harm due to our President’s lack of training and experience in the industry.

Our directors have other outside business activities and each will only be devoting approximately 10% of their time, approximately four hours per week, to our activities, which may result in delays in the completion of their duties and delays in the operation of our business, which could cause our business to suffer.

Because our directors have other outside business activities and each will be only be devoting 10% of their time, or four hours per week, to our activities. Their work for our company may be sporadic and occur at times which are convenient to them. As a result, they may not always complete their duties for the company in a timely manner, which could result in delays in the operation of our business and losses of time or money by the company.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities and you could lose your investment.

We were incorporated in February, 2005 and we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception (February 24, 2005) to March 31, 2007 was $188,261. The loss was primarily the result of exploration expenses, mineral property payments and professional fee payments. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate a commercially viable mineral resource;

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

Because we are small and do not have much capital, we have to limit our exploration activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. Our failure to discover an existing reserve could cause us to never earn money and go out of business and you to lose all of your investment in our company.

Because our directors and officers and all of our assets are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us, our officer or our directors.

All of our assets are located outside of the United States and our directors and our sole officer are nationals and residents of Canada, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officer or our directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our directors and our officer predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Canada or other jurisdictions against us or our directors and our officer predicated upon the securities laws of the United States or any state thereof.

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

Item 3. Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president as appropriate, to allow timely decisions regarding required disclosure

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 filed on November 8, 2006)

3.2	Bylaws (incorporated by reference from our Form SB-2 filed on November 8, 2006)

(10)	Material Contracts

10.1	Employment Agreement with Mr. Poloni (incorporated by reference from our Form SB-2 filed on November 8, 2006)

10.2	Employment Agreement with Mr. Aliperti (incorporated by reference from our Form SB-2 filed on November 8, 2006)

10.3	Agreement between Raven Resources Inc. and Emporio Explorations Corp. (incorporated by reference from our Form SB-2 filed on November 8, 2006)

10.4	Agreement between Emporio Explorations Corp. and Sanford Exploration (Canada) Inc. (incorporated by reference from our Form SB-2 filed on November 8, 2006)

(21)	Subsidiaries

21.1	Sanford Exploration (Canada) Inc.

(23)	Consents

23.2	Consent of Gino Chitaroni, B.Sc.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*Filed herewith

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
Date: May 15 , 2007