Form 10QSB/A
period 2007-03-31
Sanford Exploration, Inc.
filed 2007-06-25
CIK 1378214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A
Amendment No. 1

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
(Check one): Yes [ X ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

6,976,000 common shares issued and outstanding as of May 7, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

EXPLANATION OF THE AMENDED FILING: THIS FORM 10-QSB HAS BEEN AMENDED TO INDICATE THAT OUR COMPANY IS A SHELL COMPANY.

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
Date: June 22 , 2007