Form 10QSB
period 2007-06-30
Sanford Exploration, Inc.
filed 2007-08-13
CIK 1378214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

6,976,000 common shares issued and outstanding as of August 1, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

These financial statements have been prepared by Sanford Exploration Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of June 30, 2007, and our results of operations, stockholders’ deficit, and our cash flows for the six month period ended June 30, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form 10-KSB.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

June 30, 2007 and 2006
(unaudited)

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

June 30, 2007

Index to Consolidated Financial Statements		Page

Consolidated financial statements as of June 30, 2007 and 2006, including:

1.	Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006;	F1

2.	Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 and the cumulative period from February 24, 2005 (inception) to June 30, 2007 (unaudited);	F2

3.	Consolidated Statements of Cash Flows for the three and six months ended June 30, 2007 and 2006 and the cumulative period from February 24, 2005 (inception) to June 30, 2007 (unaudited);	F3

4.	Consolidated Statement of Stockholders Deficiency for the period from February 24, 2005 (inception) to June 30, 2007 (unaudited);	F4

5.	Notes to the Consolidated Financial Statements (unaudited).	F5

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. dollars)

	June 30,	December 31,
	2007	2006
	(unaudited)

ASSETS

Current
Cash	$6,025	$6,769
Prepaid expenses	-	5,000

	$6,025	$11,769

LIABILITIES

Current
Accounts payable and accrued liabilities	$9,476	$48,420
Due to shareholder	95,868	36,942
	105,344	85,362

STOCKHOLDERS DEFICIENCY

Share Capital
Authorized:
75,000,000 common voting stock with a par value of $0.001 per share
Issued:
6,976,000 common shares (December 31, 2006 – 6,976,000 common
shares)	6,976	6,976
Additional paid-in capital	97,974	97,974
Foreign currency translation adjustment	(1,142)	(766)
Deficit Accumulated During The Exploration Stage	(203,127)	(177,777)
	(99,319)	(73,593)

	$6,025	$11,769

The accompanying notes are an integral part of these consolidated financial statements.

 F1

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. dollars)

					Cumulative
					Period
					From
					February
	Three				24, 2005
	Months	Three	Six Months		(Inception)
	Ended	Months	Ended	Six Months	To
	June 30,	Ended	June 30,	Ended	June 30,
	2007	June 30,	2007	June 30,	2007
	(unaudited)	2006	(unaudited)	2006	(unaudited)

Revenue	$-	$-	$-	$-	$-

Expenses
Bank charges and interest	73	17	136	46	791
Consulting	-	2,500	-	2,500	7,000
Exploration expenses	-	6,248	-	6,248	41,127
Management fees	1,500	-	3,000	-	22,500
Mineral property payments	-	-	-	-	47,110
Professional fees	11,248	8,755	17,116	11,205	76,450
Regulatory fees	2,045	320	5,098	611	8,149
	14,866	17,840	25,350	20,610	203,127

Net loss for the period	$(14,866)	$(17,840)	$(25,350)	$(20,610)	$(203,127)

Basic and diluted loss per common share	$(0.002)	$(0.005)	$(0.004)	$(0.005)
Weighted average number of common
shares outstanding
	6,976,000	3,623,895	6,976,000	3,623,895

The accompanying notes are an integral part of these consolidated financial statements.

F2

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. dollars)

					Cumulative
					Period From
					February
					24,2005
	Three				(Inception)
	Months	Three	Six Months		To
	Ended	Months	Ended	Six Months	June 30,
	June 30,	Ended	June 30,	Ended June	2007
	2007	June 30,	2007	30, 2006	(unaudited)
	(unaudited)	2006	(unaudited)

Cash provided by (used in):
Operating Activities
Net loss for the period	(14,866)	(17,840)	(25,350)	(20,610)	(203,127)

Changes in non-cash operating working capital items:
Prepaid expenses	-	2,653	5,000	4,775	-
Mineral property and exploration costs	-	-	-	-	88,237
Accounts payable and accrued liabilities	(15,750)	6,717	(38,944)	6,501	9,476
	(30,616)	(8,470)	59,294	(9,334)	(105,414)
NET CASH FLOWS (USED IN) OPERATING ACTIVITIES

Investing Activities
Mineral property and exploration costs	-	-	-	-	(88,237)

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES	-	-	-	-	(88,237)

Financing Activities
Advances from shareholder	25,844	133	58,926	2,254	95,868
Share subscriptions received (receivable)	-	-	-	(104,950)	104,950
Issuance of common stock – net of Cancellation	-	-	-	104,949	-

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	25,844	133	58,926	2,253	200,818

Effect of Foreign Exchange Rate Changes	(739)	(2,150)	(376)	2,180	(1,142)

Increase (Decrease) In Cash	(5,511)	(6,187)	744	(4,901)	6,025

Cash, Beginning of Period	11,536	14,787	6,769	13,501	-

Cash, End of Period	6,025	8,600	6,025	8,600	6,025

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	-	-	-	-	-
Income taxes paid	-	-	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

F3

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIENCY
(Stated in U.S. Dollars)

PERIOD FROM FEBRUARY 24, 2005 (INCEPTION) TO June 30, 2007
(unaudited)

				Deficit
				Accumulated	Accumulated
	Common Stock			During The	Other
			Additional	Exploration	Comprehensive
	Shares	Amount	Paid-In Capital	Stage	Income (Loss)	Total
		$	$	$	$	$

Stock issued for cash at $0.001	1,000	1	-	-	-	1
Foreign currency translation adjustment	-	-	-	-	(1,204)	(1,204)
Net Loss	-	-	-	(100,098)	-	(100,098)

Balance, December 31, 2005	1,000	1	-	(100,098)	(1,204)	(101,301)

Stock issued for cash at $0.002	1,975,000	1,975	1,975	-	-	3,950
Stock issued for cash at $0.02	5,000,000	5,000	95,000	-	-	100,000
Stock issued for cash at $1.00	1,000	1	999	-	-	1,000
Stock repurchased for cash at $0.001	(1,000)	(1)				(1)
Foreign currency translation adjustment					438	438
Net loss				(77,679)		(77,679)

Balance, December 31, 2006	6,976,000	6,976	97,974	(177,777)	(766)	(73,593)

Foreign currency translation adjustment					(376)	(376)
Net loss				(25,350)		(25,350)

Balance, June 30, 2007	6,976,000	6,976	97,974	(203,127)	(1,142)	(99,319)

The accompanying notes are an integral part of these consolidated financial statements.

F4

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $203,127 for the period from February 24, 2005 (inception) to June 30, 2007 and has no revenue. The future of the Company is dependant upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	BASIS OF PRESENTATION, HISTORY AND ORGANIZATION OF THE COMPANY

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2006. The Company assumes that the users of the financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended December 31, 2006, has been omitted. The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of results for the entire year ending December 31, 2007.

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

F5

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

F6

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

June 30, 2007

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

Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders deficiency.

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

F7

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

June 30, 2007

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

Basic and Diluted Loss Per Share

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007 and December 31, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

F8

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

June 30, 2007

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company discloses this information on its Statement of Stockholder’s Deficiency.

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

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs were incurred in the six month period ended June, 2007 or from February 24, 2005 (inception) to June 30,2007, respectively.

F9

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

June 30, 2007

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

F10

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

June 30, 2007

5.	INCOME TAXES

a)	Income tax provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2006 – 34%) to income before income taxes. The difference results from the following item:

		February 24,
		2005
	Six Months	(Inception)
	Ended	To
	June 30,	December 31,
	2007	2006

Computed expected (benefit of) income taxes	$(8,619)	$(30,444)

Increase in valuation allowance	8,619	30,444

	$-	$-

b)	Significant components of the Company’s deferred income tax asset are as follows:

	June 30,	December 31,
	2007	2006
Operating loss carry forward	$203,127	$177,777
Mineral property payments	(47,110)	(47,110)
Exploration expenses	(41,127)	(41,127)
	114,890	89,540
Statutory tax rate	34%	34%
Deferred income tax asset	39,063	30,444
Valuation allowance	(39,063)	(30,444)
	$-	$-

F11

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

June 30, 2007

5.	INCOME TAXES (Continued)

c)

The Company has incurred operating losses and approximately $114,890, which, if unutilized, will expire through to 2017. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $88,237 available to reduce further taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	Income Tax Operating Loss Carry Forward
	Amount	Expiration Date

2005	36,742	2015
2006	$52,798	2016
2007	25,350	2017

Total income tax operating loss carry forward	$114,890

6.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

a)	Management Agreement:

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

b)	Purchase and Sale Agreement:

Assignment of purchase and sale agreement dated December 10, 2004 for the purchase of mineral claims as disclosed in Note 4.

F12

7.	RELATED PARTY TRANSACTIONS

	As at	As at
	June 30,	December 31,
	2007	2006

Advances payable to a shareholder, who is also a director of the
Company	$95,868	$36,942

		February 24,
		2005
	Six Months	(Inception) to
	Ended June 31,	December 31,
	2007	2006

Consulting fees paid to a director of the Company	$-	$7,000
Management fees paid to a director of the Company	$3,000	$19,500

Amounts due to related parties for advances to the Company are unsecured, without interest and are due on demand. The value of transactions was based on exchange amounts, representing the amounts established and agreed upon by the related parties.

F13

Item 2.	Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

On August 15, 2005, we obtained our right to earn an interest in the Whitney Lake claims through an assignment of an option agreement. Through this assignment, we became obligated to pay an option payment of CDN$50,000 within three months of our becoming a public company. Once we have made the CDN$50,000 payment, we will have fulfilled the requirements, flowing from our assignment of the agreement with the original optionors, to have the claims recorded in our name with the government of the Province of Ontario. On July 10, 2007, our shares were accepted for quotation on the Over-the-

Counter Bulletin Board under the trading symbol “SFDX”. We will have three months from July 10, 2007 to pay the CDN$50,000 to the original optionors of the Whitney Lake claims in order to earn 100% interest in the claims, subject to the 3% net smelter royalty payments and the annual maintenance costs.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

For the next twelve months we intend to maintain the Whitney Lake claims in good standing with the government of Ontario, Canada, pay our obligations under the option agreement for the Whitney Lake claims, determine whether and how to proceed with our exploration program and maintain ourselves as a public company quoted on the Over-the-Counter Bulletin Board.

We expect that these endeavors will cost approximately $181,500. As of June 30, 2007, we had a working capital deficit of $99,319.

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

Earning 100% Interest in the Whitney Lake Claims

We obtained our right to earn an interest in the Whitney Lake claims through an assignment of an option agreement, dated December 10, 2004. Through this assignment, we became obligated to pay an option payment of CDN$50,000 within three months of our becoming a public company. Once we have made the CDN$50,000 payment, we will have fulfilled the requirements, flowing from our assignment of the agreement with the original optionors, to have the claims recorded in our name with the government of the Province of Ontario. As stated above, we became a public company quoted on the Over-the-Counter Bulletin Board on July 10, 2007. We will have three months from that date to pay the CDN$50,000 to the original optioners of the Whitney Lake claims in order to earn 100% interest in the claims, subject to the 3% net smelter royalty payments and the annual maintenance costs.

Estimated Funding Required During the Next Twelve Months

General and Administrative Expenses	$30,000
Report and Maps	1,500
Legal Fees	50,000
Accounting and Auditor’s Fees	50,000
Option payment	50,000

Total	$181,500

Three month period ended June 30, 2007 compared to three month period ended June 30, 2006

We incurred operating expenses in the amount of $14,866 for the three months ended June 30, 2007 compared to operating expense of $17,840 for the three months ended June 30, 2006. We incurred operating expenses of $203,127 from our inception on February 24, 2005 to June 30, 2007. Our operating expenses for the three months ended June 30, 2007 include: (a) $11,248 in professional fees, (b) $2,045 in regulatory fees, (c) $1,500 in management fees, and (d) $73 in bank charges and interest. We anticipate our operating expenses will increase as we carry out our planned exploration program.

Six month period ended June 30, 2007 compared to six month period ended June 30, 2006

We incurred operating expenses in the amount of $25,350 for the six months ended June 30, 2007 compared to operating expense of $20,610 for the six months ended June 30, 2006. Our operating expenses for the six months ended June 30, 2007 include: (a) $17,116 in professional fees, (b) $5,098 in regulatory fees, (c) $3,000 in management fees, and (d) $136 in bank charges and interest.

Liquidity and Capital Resources

We did not earn any revenues from inception through the reporting period ended June 30, 2007.

As of June 30, 2007, our total assets were $6,025.

As of June 30, 2007, our total liabilities were $105,344.

As of June 30, 2007, we had cash in the amount of $6,025.

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

Our president, our company’s sole officer, Fiore Aliperti, has no technical training and experience with exploring for minerals or starting and operating a mine. With no direct training or experience in these areas, our President may not be fully aware of many of the specific requirements related to working within the industry. Our president's decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently, our activities, earnings and ultimate financial success could suffer irreparable harm due to our president’s lack of training and experience in the industry.

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

We were incorporated in February, 2005 and we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception (February 24, 2005) to June 30, 2007 was $203,127. The loss was primarily the result of exploration expenses, mineral property payments and professional fee payments. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Risks Related to Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NADSD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could materially affect internal controls subsequent to the date we carried out our evaluation.

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
Date: August 13, 2007