Form 10QSB
period 2007-09-30
Sanford Exploration, Inc.
filed 2007-11-19
CIK 1378214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 333-138502

SANFORD EXPLORATION INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

228 Bonis Avenue, PH3
Scarborough Ontario M1T 3W4
(Address of principal executive offices)

416-727-8889
(Issuer’s telephone number)

1303-1323 Homer Street
Vancouver, British Columbia, Canada V6B 5T1
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

6,976,000 common shares issued and outstanding as of November 5, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

These financial statements have been prepared by Sanford Exploration Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of September 30, 2007, and our results of operations, stockholders’ deficit, and our cash flows for the nine month period ended September 30, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form 10-KSB.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets (Prepared by Management)
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$404	$6,769
GST receivable	3,283	1,490
Prepaid and other assets	469	5,000

	$4,156	$13,259

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$41,580	$49,910
Due to shareholder	111,455	36,942
	153,035	86,852

SHAREHOLDERS’ DEFICIENCY
Authorized:
75,000,000 common voting stock with a par value of $0.001 per share
Issued:
6,976,000 common shares (December 31, 2006 – 6,976,000 common
shares)	6,976	6,976
Additional paid-in capital	97,974	97,974
Accumulated other comprehensive income (loss)	(12,751)	(766)
Deficit accumulated during the exploration stage	(241,078)	(177,777)
	(148,879)	(73,593)

	$4,156	$13,259

The accompanying notes are an integral part of these interim consolidated financial statements.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations (Prepared by Management)
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
					Cumulative from the
	Three Months Ended		Nine Months Ended		Date of Commencement
	September 30,		September 30,		of Exploration Stage
	2007	2006	2007	2006

Revenue	$-	$-	$-	$-	$-

Expenses
Bank charges and interest	46	393	182	439	837
Consulting	-	-	-	-	7,000
Exploration expenses	-	18,633	-	24,881	41,127
Impairment loss on mineral
property	-	-	-	-	47,110
Management fees	1,500	-	4,500	2,500	24,000
Professional fees	12,869	1,541	29,984	12,746	89,318
Regulatory fees	1,539	-	6,635	611	9,686
Option termination fees	22,000	-	22,000	-	22,000

	37,954	20,567	63,301	41,177	241,078

Net loss for the period	$(37,954)	$(20,567)	$(63,301)	$(41,177)	$(241,078)

Basic and diluted loss
per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of
common shares outstanding	6,976,000	6,976,000	6,976,000	4,741,263

The accompanying notes are an integral part of these interim consolidated financial statements.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows (Prepared by Management)
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
					Cumulative from the Date
	Three Months Ended		Nine Months Ended		of Commencement of
	September 30,		September 30,		Exploration Stage
	2007	2006	2007	2006

Cash flow from operating activities
Net loss for the period	$(37,954)	$(20,567)	$(63,301)	$(41,177)	$(241,078)
Items not affecting cash:
Impairment loss on mineral properties	-	-	-	-	47,110
	(37,954)	(20,567)	(63,301)	(41,177)	(193,968)
Changes in non-cash working capital
GST receivable	(265)	(1,553)	(1,509)	(1,543)	(3,283)
Prepaid expenses and other assets	(468)	(4,783)	4,532	-	(468)
Accounts payable and accrued liabilities	29,115	8,452	(8,524)	14,766	45,526

	(9,572)	(18,451)	(68,802)	(27,954)	(152,193)

Cash flow used in investing activities
Mineral acquisition property costs	-	-	-	-	(47,110)

	-	-	-	-	(47,110)

Cash flow from financing activities
Advances from shareholders	11,320	14,431	64,853	16,510	107,508
Net cash proceeds from issue of
common shares	-	-	-	-	104,950

	11,320	14,431	64,853	16,510	212,458

Effect of Foreign Exchange Rate Changes	(7,369)	(374)	(2,416)	349	(12,751)

Increase (decrease) in cash	(5,621)	(4,394)	(6,365)	(11,095)	404

Cash, beginning of period	6,025	6,800	6,769	13,501	-

Cash, end of period	$404	$2,406	$404	$2,406	$404

Supplemental Information:
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statement of Shareholders’ Deficiency (Prepared by Management)
Period from February 24, 2005 (Inception) to September 30, 2007
(Unaudited)
							Deficit		Accumulated
	Common Shares						Accumulated		Other
					Additional		During the		Comprehensive
	Shares		Amount		Paid-In Capital		Exploration Stage		Income (loss)		Total
		$		$		$		$		$

Stock issued for cash at $0.001	1,000		1		-		-		-		1
Foreign currency translation adjustment	-		-		-		-		(1,204)		(1,204)
Net loss	-		-		-		(100,098)		-		(100,098)

Balance, December 31, 2005	1,000		1		-		(100,098)		(1,204)		(101,301)

Stock issued for cash at $0.002	1,975,000		1,975		1,975		-		-		3,950
Stock issued for cash at $0.02	5,000,000		5,000		95,000		-		-		100,000
Stock issued for cash at $1.00	1,000		1		999		-		-		1,000
Stock repurchased for cash at $0.001	(1,000)		(1)		-		-		-		(1)
Foreign currency translation adjustment	-		-		-		-		438		438
Net loss	-		-		-		(77,679)		-		(77,679)

Balance, December 31, 2006	6,976,000		6,976		97,974		(177,777)		(766)		(73,593)

Foreign currency translation adjustment	-		-		-		-		(11,985)		(11,985)
Net loss	-		-		-		(63,301)		-		(63,301)

Balance, September 30, 2007	6,976,000		6,976		97,974		(241,078)		(12,751)		(148,879)

The accompanying notes are an integral part of these interim consolidated financial statements.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)
Notes to interim consolidated financial statements (Prepared by Management)
September 30, 2007
(Unaudited)

1. EXPLORATION STAGE COMPANY AND GOING CONCERN

Sanford Exploration, Inc. (the “Company”) was incorporated in the state of Nevada, U.S.A. on February 24, 2005. The Company’s mineral exploration operations are conducted by its wholly owned subsidiary, Sanford Exploration (Canada), Inc., which was incorporated in the Province of British Columbia, Canada on March 14, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7, "Accounting and Reporting by Development Stage Enterprises." The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its property contains mineral reserves that are economically recoverable.

As more fully discussed in Note 6 to the accompanying financial statements, during the current fiscal quarter the Company announced its intention to divest of its mineral exploration business and engage exclusively in software development and computer technology.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of operations. The Company has not generated revenue since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2007, the Company has accumulated losses of $241,078 since inception and has a working capital deficiency of $148,879. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial information furnished herein reflects all adjustments, which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2006. The Company assumes that the users of the financial information herein have read or have access to the audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended December 31, 2006, has been omitted. The results of operations for the nine-month period ended September 30, 2007 are not necessarily indicative of results for the entire year ending December 31, 2007.

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company's fiscal year-end is December 31.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)
Notes to interim consolidated financial statements (Prepared by Management)
September 30, 2007
(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Sanford Exploration, Inc. and its wholly owned subsidiary Sanford Exploration (Canada), Inc. All inter-company accounts and transactions have been eliminated on consolidation.

Uses of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Financial statement items subject to significant judgment include expense accruals, as well as income taxes and loss contingencies. Actual results could differ from those estimates.

Mineral Property Costs

The Company has been in the exploration stage since its inception on February 24, 2005, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets." The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets," at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be, affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not currently anticipate any material capital expenditures for environmental control facilities because its property holdings are at an early stage of exploration

Regulatory Matters

The Company and its mineral property interest are subject to a variety of federal, provincial and state regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)
Notes to interim consolidated financial statements (Prepared by Management)
September 30, 2007
(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

Foreign Currency Translation

Gains and losses arising upon settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars in accordance with the SFAS No. 52 as follows:

i.	monetary items at the rate prevailing at the balance sheet date;
ii.	non-monetary items at the historical exchange rate;
iii.	revenue and expenses at the average rate in effect during the applicable accounting period.

Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders deficiency.

Financial Instruments

The carrying values of the Company’s financial instruments, which comprise cash, accounts payable and accrued liabilities and due to shareholder, approximate their fair values due to the immediate or short-term maturity of these instruments. The Company's operations are in Canada which results in exposure to risks from changes in foreign currency rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

The ability of the Company to develop its mineral properties and the future profitability of the Company is directly related to the market price of precious metals.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, "Accounting for Income Taxes," as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will be able to utilize the net operating losses carried forward in future years.

Basic and Diluted Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." The standard requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the reporting period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of convertible debt, stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Basic and diluted loss per share is computed using the weighted average number of common shares outstanding. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect would be anti-dilutive. At September 30, 2007 and December 31, 2006, the Company has no stock equivalents that were anti-dilutive and excluded from the loss per share calculation.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)
Notes to interim consolidated financial statements (Prepared by Management)
September 30, 2007
(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) "Share Based Payments," using the modified retrospective transition method. The Company had not issued any stock options or share based payments prior to January 1, 2006. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123(R).

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs have been incurred by the Company to date.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101,"Revenue Recognition in Financial Statements" ("SAB 101") as modified by SEC Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140," to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair-value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets," to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. Adoption of this statement is has not had a material effect on the Company's reported financial position or results of operations.

.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)
Notes to interim consolidated financial statements (Prepared by Management)
September 30, 2007
(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement requires all separately recognized servicing assets and servicing liabilities initially to be measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. Adoption of this statement has not had a material effect on the Company's reported financial position or results of operations.

In June 2006, the FASB issued FASB Integration No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, of measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of this standard has not had a material effect on the Company's results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB announced an option to defer implementation of some of the requirements of this standard for certain non-financial assets and liabilities. Management does not expect the adoption of this statement to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)." This statement requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. Management does not expect the adoption of this statement to have a material effect on the Company's future reported financial position or results of operations.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)
Notes to interim consolidated financial statements (Prepared by Management)
September 30, 2007
(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." Management does not expect the adoption of this statement, to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” SAB No. 108 is effective for fiscal years ending after November 15, 2006. Management does not expect the adoption of this statement to have a material effect on the Company's future reported financial position or results of operations.

3. MINERAL EXPLORATION PROPERTY

By an Assignment Agreement dated August 15, 2005, the Assignor assigned, transferred and set over to the Company all rights, title, interest and benefits held by or granted to the Assignor in and to a purchase and sale agreement dated December 10, 2004, whereby the Assignor acquired an option to purchase a 100% interest in 11 unpatented mineral claims. The 11 mineral claims cover a total of 1,800 acres (728 hectares) located in the south end of Gillies Limit Township in the Larder Lake Mining Division of the Province of Ontario, Canada.

The Company assumed and agreed to perform all obligations of the Assignor under the purchase and sale agreement as follows

i.	$5,000 CDN payment to the Optionor upon execution of the agreement (paid by the Assignor);

ii.

The Company shall pay the Optionor a further total of $50,000 CDN within three (3) months after the shares of the Company begin trading to the public on any stock exchange or quotation system in North America after the filing of a prospectus or registration statement, as applicable (trading date);

iii.

The Company performed and recorded $10,000 CDN of assessment work on the mineral claims due in August 2005 and, at its option, shall perform such assessment work so as to keep the relevant mining claims and interests subject to the option provided for herein in good standing;

SANFORD EXPLORATION , INC.
(An Exploration Stage Company)
Notes to interim consolidated financial statements (Prepared by Management)
September 30, 2007
(Unaudited)

3. MINERAL EXPLORATION PROPERTY - continued

iv.

Upon completion of all payments and obligations, the Optionor shall transfer a 100% interest in the mineral claims to the Company and the Company shall, thereupon, grant the Optionor a net smelter return royalty (“royalty”), subject to, at the Optionee’s discretion, the option of buying back up to 2% of the 3% royalty by paying $500,000 CDN to retire each such 0.5% portion of the royalty. The Company shall have a first right of refusal on the remaining 1% royalty held by the Optionor. The royalty or any part of it shall not be assignable without the consent of the Company (not to be unreasonably withheld), and any such assignment shall be subject to the buy- back and right of first refusal described above provided that the first 2% portion assigned shall be subject to the buy back.

Effective August 5, 2007, the Company gave notice to termination the option agreement including a release payment of $22,000. This has been accepted by the assignor and a release was granted on October 30, 2007.

4. INCOME TAXES

a)	Provision for Income Taxes - Current

The difference between the actual income tax recovery and the expected corporate income tax recovery relates to losses not recognized. The following table summarizes the differences from the statutory rate of approximately 34% (2006 – 34%) to the Company’s current tax provision recorded.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2006

Loss before recovery of income taxes	$(63,301)	$(41,177)

Expected income tax recovery at statutory rates	(21,522)	(14,000)
Adjustments resulting from:
Exploration expenses	7,480	8,460
Increase in valuation allowance with respect to
current period loss	14,042	5,540
Provision for income taxes - current	$-	$-

b)	Deferred Income Taxes

The approximate tax effects of each type of temporary difference that gives rise to the Company’s deferred income tax assets and liabilities are as follows:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2007	2006

Non-capital losses	$45,000	$30,000
Mineral properties	42,000	30,000
Deferred income tax asset before valuation allowance	87,000	60,000
Valuation allowance	(87,000)	(60,000)
	$-	$-

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)
Notes to interim consolidated financial statements (Prepared by Management)
September 30, 2007
(Unaudited)

4. INCOME TAXES - continued

Tax Loss Carry-Forwards

At September 30, 2007, the Company had approximately $124,000 of unclaimed development and exploration expenditures and $130,000 of non-capital losses carried forward available to reduce future taxable income. Any non-capital losses that may be unutilized to reduce taxable income in future years expire at the end of the following years:

	United
	States	Canada	Total

2015	$29,000	$6,000	$35,000
2016	46,000	-	46,000
2017	25,000	-	25,000
2026	-	6,000	6,000
2027	-	18,000	18,000

	$100,000	$30,000	$130,000

5. Related Party Transactions and Balances

(a)

The Company entered into an agreement with a director to serve the Company and its subsidiary as an executive officer. In consideration, the Company has agreed to pay $500 U.S. per month. The agreement may be terminated by the director by giving 30 days written notice or by the Company at any time with 30 days written notice. Termination of the agreement by the Company requires the Company to make no other payments except for outstanding amounts of salary and expenses. Management fees of $1,500 and $4,500 were charged for the three- and nine-month periods ended September 30, 2007 (2006 - $Nil and $2,000, respectively), and since inception to September 30, 2007 - $24,000.

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

.
Both contracts were terminated in September 2007 and effective October 11, 2007, the director resigned.

(b)	The Company received advances from a shareholder who is also a director. The advance is non-interest bearing, unsecured and without specific terms of repayment.

(c)

Consulting fees for the three- and nine-month periods ended September 30, 2007 of $Nil and $Nil (2006 - $Nil and $Nil), and since inception to September 30, 2007 of $7,000 were paid to a director of the Company.

The value of transactions with related parties is based on the exchange amounts, representing the amounts established and agreed on by the related parties.

SANFORD EXPLORATION, INC.
(An Exploration Stage Company)
Notes to interim consolidated financial statements (Prepared by Management)
September 30, 2007
(Unaudited)

6. CHANGE IN BUSINESS AND SUBSEQUENT EVENT

(a)

During the third quarter of 2007, the Company announced its intention to divest of its mineral exploration business and engage exclusively in software development and computer technology. This will constitute a change of business and is subject to regulatory approval. In connection with this announcement, the Company gave notice to the assignor to terminate the option agreement as described in Note 3 (iv).

(b)

On October 25, 2007 the board of Sanford approved a private placement financing of up to 3,750,000 units at a price of $0.08 per unit for gross proceeds of $300,000 to fund anticipated working capital requirements for the next twelve months. Each unit comprised one common share of the Company and one share purchase warrant to purchase one additional share at a price of $0.12 per share for a period of two years from the closing date.

7. COMPARATIVE FIGURES

Certain comparative figures have been restated to conform with the basis of presentation adopted for the current period.

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

Corporate History

We were incorporated in the State of Nevada on February 24, 2005. On August 15, 2005, we obtained a right to earn a 100% interest in the Whitney Lake claims through an assignment of an option agreement. Through this assignment, we became obligated to pay an option payment of CDN$50,000 within three months of our becoming a public company. On July 10, 2007, our shares were accepted for quotation on the Over-the-Counter Bulletin Board under the trading symbol “SFDX”. Our administrative office address and our mailing address is 228 Bonis Avenue, PH3, Scarborough, Ontario M1T 3W4 and our telephone number is (416)-727-8889.

General Overview

We were incorporated in the State of Nevada on February 24, 2005. Since inception, we have been an exploration stage company. Until August 5, 2007, when we gave notice of our termination of our option to acquire rights on the Whitney Lake Claims, we owned an option to earn a 100% interest in 11 mining claims known as the Whitney Lake Claims. With the termination of our option agreement our company’s management is currently concentrating their efforts on pursuing a change of business for our company. As we do not presently have an operating business that we can pursue, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Management of our company does not believe that we will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

Recent Corporate Developments

Since the completion of our fiscal quarter ended June 30, 2007 we have experienced the following significant corporate developments:

1.

During the quarter ended September 30, 2007 management of the Company determine to change the focus of the Company’s business to software development and computer power technology. In connection with the change in the Company’s business focus the Company gave notice on August 5, 2007 of our termination of our option to acquire rights on the Whitney Lake Claims pursuant to our option agreement with Emporio Explorations Corp. Following the termination of our option agreement, on September 18, 2007, we received notice from Gino Chitaroni, the registered claim owner of our former mineral property known as the Whitney Lake Property claiming that we breached our option agreement with him. Subsequently on October 30, 2007 Mr. Chitaroni and Raven Resources Inc. provided us with a release of all claims against Sanford relating to the Whitney Lake Claims property in consideration of a payment to Mr. Chitaroni and Raven Resources of $22,000.

2.

Effective October 25, 2007, Telford Sadovnick, P.L.L.C. resigned as our company’s auditors. Telford Sadovnick stated that they were resigning as our independent auditor due to the fact that they had withdrawn their registration with the Public Company Accountability Oversight Board and are no longer able to audit US issuers. On October 25, 2007, our board of directors appointed Danziger & Hochman LLP, Chartered Accountants as our company’s new independent registered public accounting firm following the dismissal of Telford. Prior to its appointment as independent accountants, our company did not consult Danzinger & Hochman on any of the matters referenced in Item 304(a)(2) of Regulation S-B.

3.

Effective October 11, 2007 John Poloni and Fiore Aliperti resigned as directors and officers of the Company. The resignations were effected 10 days after the filing of a Schedule 14F-1, which was filed with the SEC on October 1, 2007.

4.

On September 10, 2007, our board of directors appointed Alpha Pang as president, chief financial officer, treasurer and a director. Mr. Pang has been, since 2001, the Managing Director, Far East Market of Harbour Capital Management Group (1999) Ltd., where he reviews business plans for companies which provide goods and services related to the Far East region, particularly companies from China. Mr. Pang also serves as a director for Talware Networx Inc., YSV Ventures Inc., both companies listed on the TSX Venture Exchange and Renforth Resources Inc. a company currently in the process of being listed on the TSX Venture Exchange.

5.

On August 13, 2007, pursuant to a share purchase agreement between Alpha Pang and Fiore Aliperti, our former president, Alpha Pang acquired 1,975,000 common shares in our capital. Following the acquisition Alpha Pang owned 28.31% of the Company’s issued and outstanding shares of common stock.

6.
On August 13, 2007, pursuant to a share purchase agreement between Alpha Pang and Fiore Aliperti, , Alpha Pang acquired 1,975,000 common shares in our capital. Following the acquisition Alpha Pang owned 28.31% of the Company’s issued and outstanding shares of common stock.

PLAN OF OPERATION AND CASH REQUIREMENTS

Until August 5, 2007, when we gave notice of our termination of our option to acquire rights on the Whitney Lake Claims, we owned an option to earn a 100% interest in 11 mining claims known as the Whitney Lake Claims. With the termination of our option agreement our company’s management is currently concentrating their efforts on pursuing a change of business for our company. During the quarter ended September 30, 2007 management of the Company determine to change the focus of the Company’s business to software development and computer power technology. As we do not presently have an operating business that we can pursue, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Management of our company does not believe that we will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

Cash Requirements

Over the next 12 months we anticipate that we will incur the following operating expenses:

Expense	Amount
Office space	$36,000
Professional fees	$120,000
travel expenses	$20,000
general and administrative	$50,000
Total	$226,000

Our estimated expenses over the next twelve months are $226,000 and our cash position as at September 30, 2007 was $4,156. We will need additional funds to meet our working capital requirements over the twelve month period ending September 30, 2008. We anticipate that we will have to raise any additional funds through private placements of our equity securities and/or debt financing in order that we may fund the identification and evaluation of a suitable business opportunity. There is no assurance that the financing will be completed as planned or at all. We have not been successful raising the funding necessary to proceed with our business plan. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Product Research and Development

Unless we acquire a new business, we do not anticipate that we will expend any significant monies on research and development over the twelve months ending September 30, 2008.

Purchase of Significant Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending September 30, 2008.

Results Of Operations

Third Quarter and Nine Month Summary

	Third Quarter Ended			Nine Months Ended
	September 30,			September 30

			Percentage			Percentage
	2007	2006	Increase/	2007	2006	Increase/
			Decrease			Decrease
Revenue	$0	$0	-	$0	$0	-
Operating Expenses	37,954	20,567	85%	63,301	41,177	54%
Interest and Dividend Income	0	0	-	0	0	-
Income Taxes	0	0	-	0	0	-
Net Loss	$(37,954)	$(20,567)	85%	$(63,301)	$(41,177)	54%

Revenue

We have not earned any revenues since our inception. Management of our company does not believe that we will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

Expenses

Operating expenses for the nine months ended September 30, 2007 increased by 54% as compared to the comparative period in 2006 primarily as a result of increased professional and administrative expenses associated with our ongoing reporting obligations under the Securities Exchange Act of 1934 and accrual for the release payment associated with the Whitney Lake Property.

Liquidity and Capital Resources

Working Capital
	As at September		Percentage
	30, 2007	As at Dec 31, 2006	Increase / (Decrease)
Current Assets	$4,156	$13,259	(69%	)
Current Liabilities	153,035	86,852	76%
Working Capital	$(148,879)	$(73,593)	(102%	)

Cash Flows
	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash Flows used in Operating Activities	$(68,802)	$(27,954)
Cash Flows used in Investing Activities	0	0
Cash Flows provided by Financing Activities	64,853	16,510
Effect of Foreign Exchange Rate Changes	(2,416)	349
Net Decrease in Cash During Period	$(6,365)	$(11,095)

We intend to complete the private placement financing of up to 3,750,000 units at a price of $0.08 per unit to fund our working capital requirements for the next twelve months. There is no assurance that the financing will be completed as planned or at all. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us.

Future Financings

In order to carry out our plan of operations, we believe that we will additional financing in the next 12 months in order to complete our anticipated business plan. On October 25, 2007 the board of Sanford approved a private placement financing of up to 3,750,000 units at a price of $0.08 per unit for gross proceeds of $300,000 to fund our working capital requirements for the next twelve months. Each unit consists of one common share of the Company and one share purchase warrant to purchase one additional share at a price of $0.12 per share for a period of two years from the closing date. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing other than as described above and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We have identified certain accounting policies, described below, that are most important to the understanding and evaluating our current financial condition and results of operations.

Mineral Property Costs

The Company has been in the exploration stage since its inception on February 24, 2005, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

We may not succeed in obtaining an appropriate business opportunity and we may never become profitable.

We are, and will continue to be, a small participant amongst many other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

We may not have sufficient capital to fund our ongoing operations and may be required to raise additional financing.

We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

We have no agreement for a business combination or other transaction and we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

Our proposed operations, even if successful, may result in a business combination with only one entity, increasing the risks associated with our operations.

In all likelihood, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity's business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

A business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our board of directors.

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our board of directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in or elimination of their participation in the future affairs of our company.

The issuance of common shares in connection with a business combination or opportunity will reduce the percentage of common shares owned by present and prospective shareholders and may result in a change in control.

Our primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private concern, which, in all likelihood, would result in us issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in our capital will reduce the percentage of common shares owned by present and prospective shareholders and may result in a change in our control and/or management.

The requirement of audited financial statements of a target company may forego a business combination rather than incur the expense associated with preparing audited financial statements.

Management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

Our ability to achieve any planned growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including our ability to grow effectively.

Our ability to achieve any planned growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Our sole director and officer is a resident of a country other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our sole director and officer.

We do not currently maintain a permanent place of business within the United States. In addition, a our sole director and officer is a national and/or resident of a country other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our sole officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 3.	Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 filed on November 8, 2006)
3.2	Bylaws (incorporated by reference from our Form SB-2 filed on November 8, 2006)
(10)	Material Contracts
10.1	Agreement between Raven Resources Inc. and Emporio Explorations Corp. (incorporated by reference from our Form SB-2 filed on November 8, 2006)
10.2	Agreement between Emporio Explorations Corp. and Sanford Exploration (Canada) Inc. (incorporated by reference from our Form SB-2 filed on November 8, 2006)
10.3	Release dated November 2, 2007.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANFORD EXPLORATION INC.

By:	/s/ Alpha Pang
Alpha Pang
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 19, 2007