Form 10KSB
period 2007-12-31
Angstrom Technologies Corp.
filed 2008-04-02
CIK 1378214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-51163

ANGSTROM TECHNOLOGIES CORP.
(Name of small business issuer in its charter)

Nevada	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 Bonis Avenue, #PH3
Scarborough, Ontario Canada	M1T 3W4
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 416-727-8889

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes [X]   No [   ]

State issuer's revenues for its most recent fiscal year $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
$297,688 as at December 7, 2007 based on a price of $0.08 per share of common stock, being the last price at which the Registrant’s common equity was sold.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

16,052,000 common shares issued and outstanding as of March 23, 2008

DOCUMENTS INCORPORATED BY REFERENCE

N/A

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X].

PART I

Item 1.           Description of Business.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock. As used in this annual report, the terms “we”, “us”, “our”, and “Angstrom” mean Angstrom Technologies Corp., unless the context clearly requires otherwise.

Corporate Overview

The address of our principal executive office is 228 Bonis Avenue, #PH3, Scarborough, Ontario, Canada M1T 3W4. Our telephone number is 416.727.8889. Our common stock is quoted on the OTC Bulletin Board under the symbol “ANGS”.

Corporate History

We were incorporated in the State of Nevada on February 24, 2005. Since inception, we have been an exploration stage company. On February 19, 2008, we merged with our wholly-owned subsidiary, Angstrom Technologies Corp., and changed our name to “Angstrom Technologies Corp”, and effected two (2) for one (1) forward stock split of our shares of common stock. The Company’s symbol commenced trading under the symbol “ANGS” on February 19, 2008.

Recent Corporate Developments

Since September 30, 2007 we have experienced the following significant corporate developments:

1.

Effective October 11, 2007 John Poloni and Fiore Aliperti resigned as directors and officers of the Company. The resignations were effected 10 days after the filing of a Schedule 14F-1, which was filed with the SEC on October 1, 2007. Prior to their resignation, on August 13, 2007, pursuant to a share purchase agreement between Alpha Pang and Fiore Aliperti, our former president, Alpha Pang acquired 1,975,000 common shares in our capital. Following the acquisition Alpha Pang owned 28.31% of the Company’s issued and outstanding shares of common stock. Subsequently, on September 10, 2007, our board of directors appointed Alpha Pang as president, chief financial officer, treasurer and a director. Mr. Pang has been, since 2001, the Managing Director, Far East Market of Harbour Capital Management Group (1999) Ltd., where he reviews business plans for companies which provide goods and services related to the Far East region, particularly companies from China. Mr. Pang also serves as a director for Talware Networx Inc., YSV Ventures Inc., both companies listed on the TSX Venture Exchange and Renforth Resources Inc. a company currently in the process of being listed on the TSX Venture Exchange.

2.	Effective October 25, 2007, Telford Sadovnick, P.L.L.C. resigned as our company’s auditors. Telford Sadovnick stated that they were resigning as our independent auditor due to the fact that they had withdrawn their registration with the Public Company Accountability Oversight Board and are no longer able to audit US issuers. On October 25, 2007, our board of directors appointed Danziger Hochman Partners LLP, Chartered Accountants as our company’s new independent registered public accounting firm following the dismissal of Telford. Prior to its appointment as independent accountants, our company did not consult Danziger Hochman Partners LLP on any of the matters referenced in Item 304(a)(2) of Regulation S-B.

3.

On January 25, 2008, we closed a private placement of 2,100,000 units (post two for one forward split) at a purchase price of $0.04 per unit (post split), for gross proceeds of $84,000. Each unit consisted of one common share and one common share purchase warrant exercisable for a period of two years from closing at an exercise price of $0.06 (post-split). We issued all of the 2,100,000 units to 3 subscribers who represented to us that they were not “U.S. persons” (as that term is defined in Regulation S promulgated under the Securities Act of 1933) relying on the exemption from registration provided by Regulation S and/or Section 4(2) of the Securities Act of 1933.

4.

During the third quarter of 2007, the Company announced its intention to divest of its mineral development business and engage exclusively in software development and computer technology. In connection with this announcement, the Company gave notice to terminate its mineral option agreements. In connection with the change of business, on February 1, 2008, the Company’s board approved a change in the name of the Company from “Sanford Exploration Inc.” to “Angstrom Technologies Corp.” and a two for one forward stock split. On February 19, 2008, our company effected the change in its name to “Angstrom Technologies Corp.” pursuant to a merger with its wholly-owned subsidiary formed for the purpose of effecting the name change. Also on February 19, 2008 the Company effected the two for one forward stock split of its common shares. The Company’s symbol commenced trading under the symbol “ANGS” on February 19, 2008.

5.

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

6.

On March 27, 2008, we entered into an Agreement and Plan of Merger with Angstrom Microsystems Inc., a private Delaware company and Angstrom Acquisition Corp, our wholly owned subsidiary formed for the purpose of effecting a merger with AMI. Angstrom is a Green computing companies, providing technology solutions ranging from liquid-cooled blades to acceleration software in order to help reduce the power requirements of datacenters. Closing of the merger agreement is subject to a number of terms and conditions outlined under the heading “Merger Agreement with Angstrom Microsystems Inc.” below.

Merger Agreement with Angstrom Microsystems Inc.

On February 20, 2008, we entered into a letter of intent with Angstrom Microsystems Inc. (“AMI”) all of the stockholders of AMI, for the purpose of acquiring all of the issued and outstanding shares of AMI. Pursuant to the terms of the Letter of Intent, subject to the entry into a definitive agreement between the parties, stockholders of AMI would receive 1.1 shares of our common stock for each AMI share held.

On March 27, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AMI and Angstrom Acquisition Corp. (“Angstrom Sub”), a private Delaware corporation formed for the purpose of completing the merger between AMI and Angstrom Sub. Under the terms of the Merger Agreement we agreed to acquire, through our wholly owned subsidiary Angstrom Sub, all of the outstanding shares of AMI thereby merging Angstrom Sub and resulting in “Angstrom Microsystems Inc.” being a direct, wholly-owned subsidiary of Angstrom. Upon the reverse subsidiary merger of Angstrom Sub with and into AMI, if it is completed, we will issue to the shareholders of AMI an aggregate of up to 6,927,816 shares of the common stock of Angstrom.

The Merger Agreement is subject to, among other things, the following terms and conditions:

(i)

From the date of the execution of the Merger Agreement, AMI must carry out its business in the ordinary course consistent with past practice and is not permitted without the consent of Angstrom, to: enter into other agreements, modify its incorporating documents, declare or pay any dividends, sell or lease or encumber its assets, issue, deliver or sell any of its shares, incur any additional indebtedness, grant severance or termination pay to directors, officers or employees, commence a lawsuit, make any changes in respect of its taxes, and discharge any liabilities or claims other than in the ordinary course of business;

(ii)	AMI obtaining the requisite approval of the Merger Agreement by its stockholders;

(iii)	AMI having delivered to Angstrom all financial statements required under applicable regulations of the SEC;

(iv)	Angstrom adopting an Incentive Stock Option Plan and granting certain options to the employees of AMI;

(v)	Angstrom appointing the following as directors of the Company: Lalit Jain as a director and a nominee of Mr. Jain as a director, and a nominee of Alpha Pang as a director;

(vi)	Angstrom entering into an employment agreement with Lalit Jain to act as an executive officer of Angstrom;

(vii)

All of the shareholders of AMI entering into a lock-up agreement pursuant to which all of the Angstrom shares of common stock to be issued to the AMI shareholders will be restricted from resale for a period of two years following closing of the transaction; and

(viii)	Lalit Jain licensing two patents registered in his name to Angstrom for a nominal price.

Upon closing of the Merger, Angstrom will own and operate the assets of AMI and change its business to that of AMI. There is no assurance that the merger transaction will be completed as planned or at all.

Angstrom Microsystems Inc. specializes in Green computing solutions, providing blade servers and workstations uniquely designed for the energy-hungry datacenter sector. Angstrom provides software-based acceleration to significantly reduce the number of machines required to perform a given task. Angstrom combines this technology with novel cooling techniques to further reduce energy consumption in the datacenter. Fewer machines for the same performance coupled with less cooling power required per machine results in a more energy-efficient datacenter.

The foregoing summary is qualified in its entirety by reference to the Merger Agreement which is filed as Exhibit 10.4 to this Annual Report.

Our Current Business

Until August 5, 2007, when we gave notice of our termination of our option to acquire rights on the Whitney Lake Claims, we owned an option to earn a 100% interest in 11 mining claims known as the Whitney Lake Claims. With the termination of our option agreement our company’s management is currently concentrating their efforts on pursuing a change of business for our company. During the quarter ended September 30, 2007 management of the Company determine to change the focus of the Company’s business to software development and computer power technology. As we do not presently have an operating business that we can pursue, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Management of our company does not believe that we will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. Our company’s management is currently concentrating their efforts on completing the proposed merger with AMI. If we do not complete the proposed merger or if no other suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

Competition

As we currently do not have an operating business, we do not have any competitors.

Governmental Regulations

As we currently do not have an operating business, we are not subject to government regulations.

Research and Development

During our year ended December 31, 2007 and 2006, we did not incur research and development expenses.

Employees

We currently do not have any employees other than our directors and officers.

Subsidiaries

Other than our wholly owned subsidiary Sanford Development (Canada), Inc., a British Columbia company, we have no subsidiaries.

Item 2.           Description of Property.

Our administrative office address and our mailing address is 228 Bonis Avenue, #PH3, Scarborough, Ontario, Canada M1T 3W4 and our telephone number is 416.727.8889. Mr. Pang, our sole director and officer, currently provides this space to us free of charge. This space may not be available to us free of charge in the future.

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

None

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the name “Angstrom Technologies Inc.” under the symbol “ANGS”.

On July 11, 2007, our common stock received approval for quotation on the Over-the-Counter Bulletin Board under the name “Sanford Explorations Inc.” under the symbol “SFDX”. On February 19, 2008, our company: (i) merged with its wholly-owned subsidiary, Angstrom Technologies Corp., and changed its name to “Angstrom Technologies Corp”, and (ii) effected two (2) for one (1) forward stock split of its common shares. The Company’s symbol commenced trading under the symbol “ANGS” on February 19, 2008. The high and low bid prices of our common shares for the periods indicated below are as follows:

Financial Industry Regulatory Authority OTC Bulletin Board
Quarter Ended(1)	High	Low
December 31, 2007(2)	$n/a	$n/a
September 30, 2007(2)	$n/a	$n/a
June 30, 2007(2)	$n/a	$n/a

(1)	Our common shares were initially approved for quotation on the OTC Bulletin Board on July 11, 2007 under the symbol “SFDX”, however, the first trade did not occur until March 18, 2008.

(2)	No trades occurred during this period.

Our common shares are issued in registered form. Select Fidelity Transfer Services Ltd., 2 Pelham Town Square, Suite 203, PO Box 1167, Fonthill, Ontario, Canada (Telephone: 905-892-8118) is the registrar and transfer agent for our common shares.

On March 23, 2008, the shareholders’ list of our common shares showed 48 registered shareholders and 16,052,000 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On January 25, 2008, we closed a private placement of 2,100,000 units (post two for one forward split) at a purchase price of $0.04 per unit (post split), for gross proceeds of $84,000. Each unit consisted of one common share and one common share purchase warrant exercisable for a period of two years from closing at an exercise price of $0.06 (post-split). We issued all of the 2,100,000 units to 3 subscribers who represented to us that they were not “U.S. persons” (as that term is defined in Regulation S promulgated under the Securities Act of 1933) relying on the exemption from registration provided by Regulation S and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

We have not adopted any equity compensation plans since inception.

Item 6.           Management’s Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operation

On August 5, 2007, when we gave notice of our termination of our option to acquire rights on the Whitney Lake Claims, we owned an option to earn a 100% interest in 11 mining claims known as the Whitney Lake Claims. With the termination of our option agreement our company’s management is currently concentrating their efforts on pursuing a change of business for our company. During the quarter ended September 30, 2007 management of the Company determine to change the focus of the Company’s business to software development and computer power technology. As we do not presently have an operating business that we can pursue, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Management of our company does not believe that we will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. Our company’s management is currently concentrating their efforts on completing the proposed merger with AMI. If we do not complete the proposed merger or if no other suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

Cash Requirements

Over the next 12 months we anticipate that we will incur the following operating expenses:

Expense	Amount
Office space	$36,000
Professional fees	$80,000
Travel expenses	$20,000
General and administrative	$50,000
Total	$186,000

Our estimated expenses over the next twelve months are $186,000 and our cash position as at March 27, 2008 is $13,364. We will need additional funds to meet our working capital requirements over the twelve month period ending March 31, 2009. We will also need additional funding in the event we complete our merger with AMI. We anticipate that we will have to raise any additional funds through private placements of our equity securities and/or debt financing in order that we may fund the identification and evaluation of a suitable business opportunity. There is no assurance that the financing will be completed as planned or at all. We have not been successful raising the funding necessary to proceed with our business plan. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2007 which are included herein.

Our operating results for the years ended December 31, 2007 and December 31, 2006 are summarized as follows:

		Year Ended December 31, 2007		Year Ended December 31, 2006	Percentage Increase/ (Decrease)

Revenue	$	Nil	$	Nil	n/a
Expenses
Bank Charges and interest		267		471	43.3%
Exploration		Nil		24,881	(100%)
Loss on foreign exchange		16,929		Nil	100%
Management fees		13,500		5,500	68.7%
Professional fees		72,880		43,976	65.7%
Travel		7,040		Nil	100%
Regulatory fees		8,235		2,851	188.8%
Option termination fee		20,603		Nil	100%
Net Loss		$(139,454)		$(77,679)	79.5%

Revenues

We have had no operating revenues since our inception on February 24, 2005 through to the period ended December 31, 2007. We anticipate that we will not generate any revenues for so long as we do not have an operating business.

General and Administrative

The increase in our general and administrative expenses for the year ended December 31, 2007 was primarily due to: (i) a one time fee associated with the termination of our option agreements with Raven Resources Inc. and Emporio Explorations Corp .; (ii) increased professional fees associated with the negotiation of the termination of our option and our ongoing reporting obligations under the Securities Exchange Act of 1934; and (iii) increased management and travel fees.

Exploration Expenditures

During the year ended December 31, 2007 we expended $nil on exploration on Whitney Lake Property, which we have abandoned.

Liquidity And Capital Resources

Working Capital

	Year Ended December 31, 2007	Year Ended December 31, 2006	Percentage Increase/ (Decrease)
Current Assets	$18,456	$13,259	39.2%
Current Liabilities	213,423	86,852	(145.7%)
Working Capital	(194,967)	(73,593)	(169.9%)

Cash Flows

	Year Ended December 31, 2007	Year Ended December 31, 2006	Percentage Increase/ (Decrease)
Cash flow from operating activities	$(145,987)	$(43,758)	(233.6%)
Cash flow used in investing activities	Nil	Nil	Nil
Cash provided by financing activities	150,892	36,588	312.4%
Foreign exchange effect on cash	Nil	438	(100%)
Net increase (decrease) in cash	4,905	(6,732)	172.8%

We had cash on hand of $11,674 and a working capital deficit of $194,967 as of December 31, 2007 compared to cash on hand of $6,769 and working capital deficit of $73,593 for the year ended December 31, 2006. We anticipate that we will incur approximately $186,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $145,987 during the year ended December 31, 2007 and $43,758 during the year ended December 31, 2006. Cash used in operating activities was funded by cash from financing activities. This increase use of cash can be primarily attributed to the property option termination payment made on Whitney Lake in the amount of $20,603 and professional fees associated with maintaining the public company of $28,904 of which approximately $22,000 remained unpaid at the 2007 year end date.

Cash Used in Investing Activities

We used cash in investing activities in the amount of $Nil during the year ended December 31, 2007 compared to $Nil cash used in investing activities during the year ended December 31, 2006.

Cash from Financing Activities

We generated cash from financing activities in the amount of $150,892 during the year ended December 31, 2007 compared to $36,588 during the year ended December 31, 2006. Cash generated by financing activities is attributable to the private placement financings of our common stock in December 2007 and advances from shareholders.

Personnel Plan

We do not currently plan to add more personnel to our company. As we start offering service, we will consider outsourcing customer support or hiring additional personnel.

Going Concern

We have historically incurred losses and have incurred losses of $139,454 for the year ended December 31, 2007. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (i) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (ii) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Application Of Critical Accounting Policies

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

We have identified certain accounting policies, described below, that are most important to the understanding of our financial statements.

Uses of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Financial statement items subject to significant judgment include expense accruals, income taxes and loss contingencies. Actual results could differ from those estimates.

Impairment of Long-lived Assets and Long-lived Assets to be Disposed of

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, our company reviews our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. As at December 31, 2007 and 2006, we had no cash equivalents.

Foreign Currency Translation

Gains and losses arising upon settlement of foreign currency denominated transactions or balances are included in the determination of income. Our functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars in accordance with the SFAS No. 52, Foreign Currency Translation, as follows:

i.	monetary items at the rate prevailing at the balance sheet date;

ii.	non-monetary items at the historical exchange rate;

iii.	revenue and expenses at the average rate in effect during the applicable accounting period.

Reported in other comprehensive income (loss), a separate component of shareholders’ deficiency, are certain foreign currency translation adjustments.

Financial Instruments

The carrying values of the our company’s financial instruments, which comprise cash, accounts payable and accrued liabilities and due to shareholder, approximate their fair values due to the immediate or short-term maturity of these instruments. The Company’s operations are in Canada which results in exposure to risks from changes in foreign currency rates and the degree of volatility of these rates. We do not use derivative instruments to reduce our exposure to foreign currency risk. Unless otherwise noted, it is management’s opinion that our company is not exposed to significant interest or credit risks in respect of its financial instruments.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. A valuation allowance against net deferred tax assets is recorded if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Basic and Diluted Loss per Share

We compute net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. The standard requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the reporting period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of convertible debt, stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Basic and diluted loss per share are computed using the weighted average number of common shares outstanding. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect would be anti-dilutive. At December 31, 2007 and 2006 our company has no stock equivalents that were anti-dilutive and excluded from the loss per share calculation.

Stock-based Compensation

Prior to January 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of our company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) Share Based Payments, using the modified retrospective transition method. We have not issued any stock options or share based payments prior to January 1, 2006. Accordingly, there was no effect on our company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123(R).

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as modified by SEC Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We have not generated revenue since inception.

Comprehensive Income

We have adopted SFAS No. 130, Reporting Comprehensive Income (“FAS No. 130”), which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, FAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is displayed in the statement of shareholders’ deficiency and in the balance sheet as a component of shareholders’ deficiency.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on our company’s reported financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). The objective of FAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of FAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. In November 2007, the FASB announced an option to defer implementation of some of the requirements of this standard for certain non-financial assets and liabilities. Management does not expect the adoption of this statement to have a material effect on our company’s future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N),

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. The provisions of SAB 108 become effective as of the end of the 2007 fiscal year. SAB 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB 108 would be restated in accordance with FAS No. 154, Accounting Changes and Error Corrections. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our company’s reported financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“FAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of FAS 159 apply only to entities that elect the fair value option. However, the amendment to FAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157, Fair Value Measurements. Management does not expect the adoption of this statement to have a material effect on our company’s future reported financial position or results of operations.

In December 2007, the FASB issued Statement No. 141I, Business Combinations (“FAS 141R”), replacing FAS 141, Business Combinations (“FAS 141”). This statement retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 termed the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement clarifies that acquirers are required to expense costs related to any acquisitions. FAS 141R will apply prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. Early adoption is prohibited. We have not yet evaluated the impact, if any, that FAS 141R will have on our financial statements. Determination of the ultimate effect of this statement will depend on our company’s structure at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. FAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. FAS 160 is effective for fiscal years beginning on or after December 15, 2008, with retrospective presentation and disclosure for all periods presented. Early adoption is prohibited. We currently have no entities or arrangements that will be affected by the adoption of FAS 160. However, determination of the ultimate effect of this pronouncement will depend on our company’s structure at the date of adoption.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

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

In all likelihood, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity’s business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

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

Trading of our stock may be restricted by the SEC’s “Penny Stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Our sole director and officer is a resident of a country other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our sole director and officer.

We do not currently maintain a permanent place of business within the United States. In addition, a our sole director and officer is a national and/or resident of a country other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our sole officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 7.           Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sanford Exploration, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Sanford Exploration, Inc. (A Development Stage Company) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Sanford Exploration, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred a working capital deficiency and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Danziger Hochman Partners LLP

Toronto, Canada
March 19, 2008

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

/s/ TELEFORD SADOVNICK, P.L.L.C

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
March 15, 2007

SANFORD EXPLORATION, INC.
(A Development Stage Company)
Consolidated Balance Sheets
As at December 31, 2007 and 2006

	2007	2006

ASSETS
Current assets
Cash	$11,674	$6,769
Prepaid expenses and other assets	6,782	6,490

	$18,456	$13,259

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$43,669	$49,910
Due to shareholder	169,754	36,942
	213,423	86,852

SHAREHOLDERS’ DEFICIENCY
Authorized:
150,000,000 common voting stock with a par value of $0.001 per share
Issued:
13,952,000 common stock (December 31, 2007 and 2006)	13,952	13,952
Additional paid-in capital	90,998	90,998
Funds advanced for units subscribed	18,080	-
Accumulated other comprehensive income (loss)	(766)	(766)
Deficit accumulated during the development stage	(317,231)	(177,777)
	(194,967)	(73,593)

	$18,456	$13,259

Development stage company and going concern
Change in business and subsequent events

The accompanying notes are an integral part of these consolidated financial statements.

SANFORD EXPLORATION, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

			Cumulative from
			February 24, 2005
			(Date of Inception)
	2007	2006	to December 31, 2007

Revenue	$-	$-	$-

Expenses
Bank charges and interest	267	471	922
Consulting	-	-	7,000
Exploration expenses	-	24,881	41,127
Loss on foreign exchange	16,929	-	16,929
Impairment loss on mineral
property	-	-	47,110
Management fees	13,500	5,500	33,000
Professional fees	72,880	43,976	132,214
Travel	7,040	-	7,040
Regulatory fees	8,235	2,851	11,286
Option termination fee	20,603	-	20,603

Net loss for the period	$(139,454)	$(77,679)	$(317,231)

Basic and diluted loss
per common share	$(0.01)	$(0.01)
Weighted average number of
common shares outstanding	13,952,000	10,628,454

The accompanying notes are an integral part of these consolidated financial statements.

SANFORD EXPLORATION, INC.
(A Development Stage Company)
Consolidated Statement of Shareholders’ Deficiency
Period from February 24, 2005 (Date of Inception) to December 31, 2007

					Deficit	Accumulated
	Common Shares				Accumulated	Other
			Additional		During the	Comprehensive
	Shares	Amount	Paid-In Capital		Development Stage	Income (Loss)	Total
		$	$		$	$	$

Stock issued for cash at $0.0005	2,000	1	-		-	-	1
Foreign currency translation adjustment	-	-	-		-	(1,204)	(1,204)
Net loss	-	-	-		(100,098)	-	(100,098)

Balance, December 31, 2005	2,000	1	-		(100,098)	(1,204)	(101,301)

Stock issued for cash at $0.001	3,950,000	3,950	-		-	-	3,950
Stock issued for cash at $0.01	10,000,000	10,000	90,000		-	-	100,000
Stock issued for cash at $1.50	2,000	2	998		-	-	1,000
Stock repurchased for cash at $0.0005	(2,000)	(1)	-		-	-	(1)
Foreign currency translation adjustment	-	-	-		-	438	438
Net loss	-	-	-		(77,679)	-	(77,679)

Balance, December 31, 2006	13,952,000	13,952	90,998		(177,777)	(766)	(73,593)
Foreign currency translation adjustment	-	-	-		-	-	-
Funds received for units subscribed	-	-	-	18,080	-	-	18,080
Net loss	-	-	-		(139,454)	-	(139,454)

Balance, December 31, 2007	13,952,000	13,952	90,998	18,080	(317,231)	(766)	(194,967)

The accompanying notes are an integral part of these consolidated financial statements.

SANFORD EXPLORATION, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

			Cumulative from
			February 24, 2005
			(Date of Inception) to
	2007	2006	December 31, 2007

Cash flow from operating activities
Net loss for the period	$(139,454)	$(77,679)	$(317,231)
Item not affecting cash:
Impairment loss on mineral property	-	-	47,110
	(139,454)	(77,679)	(270,121)
Changes in non-cash working capital
Prepaid expenses and other assets	(292)	(1,490)	(6,782)
Accounts payable and accrued liabilities	(6,241)	35,411	43,669

	(145,987)	(43,758)	(233,234)

Cash flow used in investing activities
Mineral acquisition property costs	-	-	(47,110)

	-	-	(47,110)

Cash flow from financing activities
Proceeds of advances from shareholders	132,812	36,588	169,754
Funds received for units subscribed	18,080	-	18,080
Net cash proceeds from issuance of
common shares	-	-	104,950

	150,892	36,588	292,784

Effect of foreign exchange rate changes	-	438	(766)

Increase (decrease) in cash	4,905	(6,732)	11,674

Cash, beginning of period	6,769	13,501	-

Cash, end of period	$11,674	$6,769	$11,674

Supplemental Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANFORD EXPLORATION, INC.
(A Development Stage Company)
Notes to consolidated financial statements
December 31, 2007 and 2006

1. DEVELOPMENT STAGE COMPANY AND GOING CONCERN

Sanford Exploration, Inc. (the “Company,” “Sanford”) was incorporated in the state of Nevada, U.S.A. on February 24, 2005. The Company’s mineral exploration operations are conducted by its wholly owned subsidiary, Sanford Development (Canada), Inc., which was incorporated in the Province of British Columbia, Canada on March 14, 2005. As discussed immediately below, the Company was an Exploration Stage Company, as defined by Statement of Financial Accounting Standard No.7, Accounting and Reporting by Development Stage Enterprises ("SFAS 7"). The Company's principal business was the acquisition and exploration of mineral resources. At December 2006, no value was attributed to this property. At December 31, 2007, the Company has ceased to have any interests in exploration properties.

As more fully described in Notes 7 (a) and (d) to the accompanying consolidated financial statements, during the third quarter of fiscal 2007, the Company announced its intention to divest its mineral exploration business and engage exclusively in software development and computer technology. Subsequent to December 31, 2007, the Company reached an agreement to acquire all of the issued and outstanding shares of Angstrom Microsystems, Inc. The Company incorporated a wholly-owned subsidiary, Angstrom Technologies Corp. (“ATC”), in the state of Nevada and merged with ATC under filings dated February 8, 2008. Under the same filings, Sanford changed its name and will continue under the name Angstrom Technologies Corp. As a result of the changes in the nature of operations, at December 31, 2007, the Company is a development stage company under the recommendations of SFAS 7.

The accompanying consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of operations. The Company has not generated revenue since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at December 31, 2007, the Company has accumulated losses of $317,231 since inception and has a working capital deficiency of $194,967. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. (See Note 7 (b).)

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Sanford Exploration, Inc. and its wholly-owned, inactive subsidiary, Sanford Exploration (Canada), Inc. All inter-company accounts and transactions have been eliminated.

Uses of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Financial statement items subject to significant judgment include expense accruals, income taxes and loss contingencies. Actual results could differ from those estimates.

SANFORD EXPLORATION, INC.
(A Development Stage Company)
Notes to consolidated financial statements
December 31, 2007 and 2006

2. SIGNIFICANT ACCOUNTING POLICIES - continued

Mineral Property Option Payments and Exploration Expenditures

The Company has been in the exploration stage since its inception on February 24, 2005, and has not yet realized any revenues from its planned operations. As described in Note 1 to the accompanying consolidated financial statements, Sanford was primarily engaged in the acquisition and exploration of mining properties.

The Company followed a policy of expensing exploration expenditures until a production decision is made in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations which may include the receipt of a legally binding project approval certificate. Such expenditures included exploration and administration expenditures. If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. Any amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

Impairment of Long-lived Assets and Long-lived Assets to be Disposed of

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not currently anticipate any material capital expenditures for environmental control facilities because its property holdings were at an early stage of exploration.

Regulatory Matters

The Company and its mineral property interest are subject to a variety of federal, provincial and state regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. As at December 31, 2007 and 2006, the Company had no cash equivalents.

SANFORD EXPLORATION, INC.
(A Development Stage Company)
Notes to consolidated financial statements
December 31, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Foreign Currency Translation

Gains and losses arising upon settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars in accordance with the SFAS No. 52, Foreign Currency Translation, as follows:

	i.	monetary items at the rate prevailing at the balance sheet date;
	ii.	non-monetary items at the historical exchange rate;
	iii.	revenue and expenses at the average rate in effect during the applicable accounting period.

Reported in other comprehensive income (loss), a separate component of shareholders’ deficiency, are certain foreign currency translation adjustments.

Financial Instruments

The carrying values of the Company’s financial instruments, which comprise cash, accounts payable and accrued liabilities and due to shareholder, approximate their fair values due to the immediate or short-term maturity of these instruments. Except as disclosed in Notes 1 and 7(d), the Company's operations are in Canada which results in exposure to risks from changes in foreign currency rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks in respect of its financial instruments.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. A valuation allowance against net deferred tax assets is recorded if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Basic and Diluted Loss per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. The standard requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the reporting period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of convertible debt, stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Basic and diluted loss per share are computed using the weighted average number of common shares outstanding. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect would be anti-dilutive. At December 31, 2007 and 2006 the Company has no stock equivalents that were anti-dilutive and excluded from the loss per share calculation. (See Notes 6 and 7 (b).)

SANFORD EXPLORATION, INC.
(A Development Stage Company)
Notes to consolidated financial statements
December 31, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) Share Based Payments, using the modified retrospective transition method. The Company had not issued any stock options or share based payments prior to January 1, 2006. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123(R).

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs have been incurred by the Company to date.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as modified by SEC Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company has not generated revenue since inception.

Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income (“FAS No. 130”), which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, FAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is displayed in the statement of shareholders' deficiency and in the balance sheet as a component of shareholders' deficiency.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

SANFORD EXPLORATION, INC.
(A Development Stage Company)
Notes to consolidated financial statements
December 31, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). The objective of FAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of FAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. In November 2007, the FASB announced an option to defer implementation of some of the requirements of this standard for certain non-financial assets and liabilities. Management does not expect the adoption of this statement to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. The provisions of SAB 108 become effective as of the end of the 2007 fiscal year. SAB 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB 108 would be restated in accordance with FAS No. 154, Accounting Changes and Error Corrections. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company's reported financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“FAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of FAS 159 apply only to entities that elect the fair value option. However, the amendment to FAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. FAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157, Fair Value Measurements. Management does not expect the adoption of this statement to have a material effect on the Company's future reported financial position or results of operations.

SANFORD EXPLORATION, INC.
(A Development Stage Company)
Notes to consolidated financial statements
December 31, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“FAS 141R”), replacing FAS 141, Business Combinations (“FAS 141”). This statement retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 termed the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement clarifies that acquirers are required to expense costs related to any acquisitions. FAS 141R will apply prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. Early adoption is prohibited. The Company has not yet evaluated the impact, if any, that FAS 141R will have on its financial statements. Determination of the ultimate effect of this statement will depend on the Company’s structure at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. FAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. FAS 160 is effective for fiscal years beginning on or after December 15, 2008, with retrospective presentation and disclosure for all periods presented. Early adoption is prohibited. The Company currently has no entities or arrangements that will be affected by the adoption of FAS 160. However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

3.	MINERAL EXPLORATION PROPERTY

By an Assignment Agreement dated August 15, 2005, the Assignor assigned, transferred and set over to the Company all rights, title, interest and benefits held by or granted to the Assignor in and to a purchase and sale agreement dated December 10, 2004, whereby the Assignor had acquired an option to purchase a 100% interest in 11 unpatented mineral claims. The 11 mineral claims cover a total of 1,800 acres (728 hectares) located in the south end of Gillies Limit Township in the Larder Lake Mining Division of the Province of Ontario, Canada.

The Company assumed and agreed to perform all obligations of the Assignor under the purchase and sale agreement as follows:

i.	$5,000 payment to the Optionor upon execution of the agreement;

ii.

The Company shall pay the Optionor a further total of $50,000 CDN within three (3) months after the shares of the Company begin trading to the public on any stock exchange or quotation system in North America after the filing of a prospectus or registration statement, as applicable (the “trading date”);

iii.

The Company performed and recorded $10,000 of assessment work on the mineral claims due in August 2005 and, at its option, shall perform such assessment work so as to keep the relevant mining claims and interests subject to the option provided for herein in good standing;

SANFORD EXPLORATION, INC.
(A Development Stage Company)
Notes to consolidated financial statements
December 31, 2007 and 2006

3.	MINERAL EXPLORATION PROPERTY - continued

iv.

Upon completion of all payments and obligations, the Optionor shall transfer a 100% interest in the mineral claims to the Company and the Company shall, thereupon, grant the Optionor a net smelter return royalty, subject to, at the Company’s discretion, the option of buying back up to 2% of the 3% royalty by paying $500,000 CDN to retire each such 0.5% portion of the royalty. The Company shall have a first right of refusal on the remaining 1% royalty held by the Optionor. The royalty or any part of it shall not be assignable without the consent of the Company (not to be unreasonably withheld), and any such assignment shall be subject to the buy-back and right of first refusal described above provided that the first 2% portion assigned shall be subject to the buy back.

Effective August 5, 2007, the Company gave notice of termination of the option agreement including a release payment of $22,000 CDN ($20,603 US). This has been accepted by the Assignor and a release was granted on October 30, 2007.

4.	INCOME TAXES

a)	Provision for Income Taxes - Current

The difference between the actual income tax recovery and the expected corporate income tax recovery relates to losses not recognized. The following table summarizes the differences from the statutory rate of approximately 34% (2006 – 34%) to the Company’s current tax provision recorded.

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Loss before recovery of income taxes	$(139,454)	$(77,679)

Expected income tax recovery at statutory rates (34%)	(47,414)	(26,411)
Adjustments resulting from:
Exploration expenses	7,005	8,460
Increase in valuation allowance with respect to
current period loss	40,409	17,951
Provision for income taxes - current	$-	$-

b)	Deferred Income Taxes

The approximate tax effects of each type of temporary difference that give rise to the Company’s deferred income tax assets and liabilities are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Non-capital losses	$67,000	$30,000
Mineral properties	42,000	30,000
Deferred income tax asset before valuation allowance	109,000	60,000
Valuation allowance	(109,000)	(60,000)
	$-	$-

SANFORD EXPLORATION, INC.
(A Development Stage Company)
Notes to consolidated financial statements
December 31, 2007 and 2006

4. INCOME TAXES - continued

Tax Loss Carry-Forwards

At December 31, 2007, the Company had approximately $124,000 of unclaimed development and exploration expenditures and $190,000 of non-capital losses carried forward available to reduce future taxable income at various dates through 2027.

5.	RELATED PARTY TRANSACTIONS AND BALANCES

(a)

The Company entered into an agreement with a director to serve the Company and its wholly-owned subsidiary as an executive officer. In consideration, the Company has agreed to pay $500 per month. The agreement may be terminated by the director or the Company by giving 30 days written notice. Termination of the agreement by the Company requires the Company to make no other payments except for outstanding amounts of salary and expenses. Management fees of $4,500 were charged for the year ended December 31, 2007 (2006 - $5,500), and since inception to December 31, 2007 of $24,000.

The Company entered into an agreement with a director to serve the Company and its wholly-owned subsidiary as an executive officer. The executive will not be compensated for the performance of these services until such a time as the Company begins to earn revenue. The agreement may be terminated by the director or the Company by giving 30 days written notice. Termination of the agreement by the Company requires the Company to make no other payments except for outstanding amounts of salary and expenses.

Both contracts were terminated in September 2007 and, effective October, 2007, the directors resigned.

(b)

The Company entered into a one-year agreement commencing October 1, 2007 with a director to serve the Company and its subsidiary as an executive officer. In consideration, the Company has agreed to pay $36,000 U.S. per annum and a travel allowance of $500 U.S. per month. Management fees of $9,000 and a travel allowance of $1,500 were charged for the year ended December 31, 2007 and since inception.

	(c)	Due to shareholder: the Company has received advances from a shareholder who is also a director. The advances are non-interest bearing, unsecured and without specific terms of repayment.

	(d)	Consulting fees for the year ended December 31, 2007 of $Nil (2006 - $Nil), and since inception to December 31, 2007 of $7,000, were paid to a director of the Company.

These transactions were in the normal course of operations. The value of transactions with related parties is based on the exchange amounts, representing the amounts established and agreed on by the related parties.

6.	FUNDS AVANCED FOR SHARES SUBSCRIBED

On December 22, 2007, the Company entered into a subscription agreement to issue 600,000 units at $0.04 per unit, each unit comprising one common share and one common share purchase warrant, for net proceeds of $18,080. Each share purchase warrant entitles the unit holder to purchase one common share for $0.06 on or before December 22, 2009. The units were issued subsequent to December 31, 2007.

SANFORD EXPLORATION, INC.
(A Development Stage Company)
Notes to consolidated financial statements
December 31, 2007 and 2006

7.	CHANGE IN BUSINESS AND SUBSEQUENT EVENTS

(a)

During the third quarter of 2007, the Company announced its intention to divest of its mineral development business and engage exclusively in software development and computer technology. In connection with this announcement, the Company gave notice to the Assignor to terminate the option agreement as described in Note 3 (iv). To facilitate this change of business, on February 1, 2008, Angstrom Technologies Corp. (“ATC”), a Nevada company, was incorporated as a wholly-owned subsidiary of the Company. Effective February 19, 2008, ATC exchanged all of its outstanding shares for one common share of the Company and the combined entity was continued under the name Angstrom Technologies Corp.

(b)

In January 2008, the Company closed a non-brokered private placement for 1,500,000 units at $0.04 per unit, each unit comprising one common share and one common share purchase warrant, for gross proceeds of $60,000. Each share purchase warrant allows the unit holder to purchase one common share for $0.06 on or before January 25, 2010. (See also Note 6.)

(c)

On February 1, 2008, the Board of Directors approved a stock split on a basis of two new common shares for one old common share of the Company such that the authorized share capital of Sanford was increased from 75,000,000 to 150,000,000 and the corresponding issued and outstanding common shares increased from 8,026,000 to 16,052,000. Pursuant to SAB Topic 4c, all common share information presented in the accompanying consolidated financial statements and the notes thereto is retroactively presented on a post-conversion basis, including all share amounts and per share prices.

(d)

On February 20, 2008, the Company signed a letter of intent and, on February 25, 2008, reached an agreement in principle to acquire all of the issued and outstanding shares of Angstrom Microsystems, Inc. (“AMI”), a server manufacturer and power technology company located in Boston, Massachusetts, in exchange for 6,928,000 common shares of the Company.

8.	COMPARATIVE FIGURES

Certain comparative figures have been restated to conform to the basis of presentation adopted for the current year.

Item 8.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Effective on October 25, 2007, Telford Sadovnick, P.L.L.C. resigned as our company’s auditors.

Telford Sadovnick stated that they were resigning as our independent auditor due to the fact that they had withdrawn their registration with the Public Company Accountability Oversight Board and are no longer able to audit US issuers.

Telford Sadovnick’s reports on the financial statements of our company for the year ended December 31, 2006 and the ten months ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our company’s ability to continue as a going concern

During this period and the subsequent interim period through October 25, 2007, there were no disagreements with Telford Sadovnick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Telford Sadovnick’s satisfaction would have caused Telford Sadovnick to make reference to the subject matter of the disagreement in connection with their report for the financial statements for the past year.

On October 25, 2007, our board of directors appointed Danziger Hochman Partners LLP, Chartered Accountants as our company’s new independent registered public accounting firm following the dismissal of Telford. Prior to its appointment as independent accountants, our company did not consult Danziger Hochman Partners LLP on any of the matters referenced in Item 304(a)(2) of Regulation S-B.

Item 8A.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway

Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.        Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at March 27, 2008, our directors and executive officers, their age, positions held, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Alpha Pang	President, Chief Financial Officer, Treasurer and Director	50	September 10, 2007

Business Experience

The following is a brief account of the education and business experience of our sole director and executive officer during at least the past five years.

Alpha Pang – President, Chief Executive Officer, Secretary, Treasurer and Director

On September 10, 2007, we appointed Alpha Pang to our board of directors and as our President, Chief Executive Officer, Secretary and Treasurer. Mr. Pang is an entrepreneur with various business experience including trading, real estate, brokerage, investment banking and business consultation. Mr. Pang has served as an independent director for start-up public companies listed on Canadian stock exchanges. Since 2001, Mr. Pang has been the Managing Director, Far East Market of Harbour Capital Management Group (1999) Inc., which provides business consultation and syndication of investment funds for start up companies. Mr. Pang also serves as a director for Talware Networx Inc., YSV Ventures Inc., both companies listed on the TSX Venture Exchange and Renforth Resources Inc. a company currently in the process of being listed on the TSX Venture Exchange.

Committees of the Board

Audit Committee

We do not have an audit committee, our sole director performs the functions of an audit committee. The current size of our board of directors does not facilitate the establishment of a separate committee.

Nominating Committee

We do not have a nominating committee, our sole director performs the functions of a nominating committee and oversees the process by which individuals may be nominated to our board of directors.

The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate nominating committee consisting of independent directors, if the number of our directors is expanded.

Compensation Committee

We do not have a compensation committee.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our sole director, executive officers, promoters or control persons have not been involved in any of the following events during the past five years:

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

Audit Committee and Audit Committee Financial Expert

We have no audit committee financial expert. We believe that the cost related to retaining a financial expert at this time is prohibitive. Further, because of our stage of development, we believe the services of a financial expert are not warranted.

Code Of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this annual report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Alpha Pang	1(1)	1	N/A

(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership.

Item 10. Executive Compensation.

The following table contains the particulars of compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2007 who had total compensation exceeding $100,000; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Alpha Pang(1) President, Chief Financial Officer and Treasurer and Director	2007 2006	10,500 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	10,500 Nil
Fiore Aliperti(2) Former President, Chief Executive Officer, Secretary, Treasurer and Director	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Pang was appointed, president, chief financial officer, treasurer and director on September 10, 2007.

(2)

Effective October 11, 2007 Fiore Aliperti resigned as director and officer of the Company. The resignation was effected 10 days after the filing of a Schedule 14F-1, which was filed with the SEC on October 1, 2007.

DIRECTOR COMPENSATION

The particulars of compensation paid to our directors for our year ended December 31, 2007, are set out in the following director compensation table:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Alpha Pang(1)	2007	10,500	Nil	Nil	Nil	Nil	Nil	10,500
Fiore Aliperti(2)	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil
John R. Poloni(2)	2007	4,500	Nil	Nil	Nil	Nil	Nil	4,500

(1)	Mr. Pang was appointed a director of our company on September 10, 2007.

(2)

Effective October 11, 2007 Fiore Aliperti and John Poloni resigned as directors and officers of the Company. Their respective resignations were effected 10 days after the filing of a Schedule 14F-1, which was filed with the SEC on October 1, 2007.

We did not pay other cash compensation for services rendered as a director in the year ended December 31, 2007. We may, however, determine to compensate our directors in the future. Directors are entitled to reimbursement of expenses incurred in attending meetings. In addition, our directors are entitled to participate in our stock option plan.

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

There are no arrangements or plans in which we provide pension, retirement or similar benefits for our current directors or current executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our current directors or current executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11.           Security Ownership of Certain Beneficial Owners and Management.

As of March 23, 2008, there were 16,052,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Alpha Pang 228 Bonis Avenue, #PH3 Scarborough, Ontario Canada M1T 3W4	3,950,000	24.6%
Directors and Executive Officers as a group	3,950,000	24.6%
5% Stockholders
Alpha Pang 228 Bonis Avenue, #PH3 Scarborough, Ontario Canada M1T 3W4	3,950,000	24.6%
Balboa International Asociada S.A. MMG Tower 53 St. Panama	900,000	5.6%
Penson Financial Services Canada Inc. 360 St Jacques Quest 11th Floor Montreal, Quebec H2Y 1P5	1,395,900	8.7%

(1)

Based on 16,052,000 shares of common stock issued and outstanding as of March 23, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.           Certain Relationships and Related Transactions, and Director Independence

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

The Company entered into a one-year agreement commencing October 1, 2007 with a director to serve the Company and its subsidiary as an executive officer. In consideration, the Company has agreed to pay $36,000 U.S. per annum and a travel allowance of $500 U.S. per month. Management fees of $9,000 and a travel allowance of $1,500 were charged for the year ended December 31, 2007 and since inception. The Company has received advances of $169,754 from a shareholder who is also a director. The advances are non-interest bearing, unsecured and without specific terms of repayment. Consulting fees for the year ended December 31, 2007 of $Nil (2006 - $Nil), and since inception to December 31, 2007 of $7,000, were paid to a former director of the Company.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Alpha Pang, is also our chief executive officer, president and treasurer, as a result, we do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. in addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

Item 13.           Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 filed on November 8, 2006)

3.2	Bylaws (incorporated by reference from our Form SB-2 filed on November 8, 2006)

3.3	Articles of Merger filed with the Nevada Secretary of State on February 8, 2008, effective February 19, 2008 (incorporated by reference from our Current Report on Form 8-K filed on February 19, 2008)

3.4

Certificate of Change filed with the Nevada Secretary of State on February 8, 2008, effective February 19, 2008 (incorporated by reference from our Current Report on Form 8-K filed on February 19, 2008)

4.1	Form of Warrant Certificate for Offering completed January 25, 2008 (incorporated by reference from our Form 8-K filed on February 1, 2008)

(10)	Material Contracts

10.1	Agreement between Raven Resources Inc. and Emporio Explorations Corp. (incorporated by reference from our Form SB-2 filed on November 8, 2006)

10.2	Agreement between Emporio Explorations Corp. and Sanford Exploration (Canada) Inc. (incorporated by reference from our Form SB-2 filed on November 8, 2006)

10.3	General Release dated November 2, 2007 from Raven Resources Inc. (incorporated by reference from our Form 10-QSB filed on November 29, 2007)

10.4*	Letter of Intent dated February 20, 2008 among Angstrom Technologies Corp., Angstrom Microsystems Inc. and the shareholders of Angstrom Microsystems Inc.

10.5*	Agreement and Plan of Merger dated March 27, 2008 between Angstrom Acquisition Corp Angstrom Technologies Corp. and Angstrom Microsystems Inc.

(14)	Code of Ethics

14.1*	Code of Business Conduct and Ethics

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*Filed herewith

Item 14.           Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended December 31, 2007 and December 31, 2006:

Services	2007	2006
Audit fees	$23,500	$10,000
Tax fees	$Nil	$Nil
All other fees	$Nil	$Nil
Total fees	$23,500	$10,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related consent letters and other services that are normally provided by Danziger Hochman Partners LLP (“Danziger”) for the fiscal year ended December 31, 2007 and Telford Sadovnick, P.L.L.C. for the year December 31, 2006 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use Danziger for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Danziger to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Danziger is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by Danziger and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Danziger’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGSTROM TECHNOLOGIES CORP.

By: /s/ Alpha Pang
       Alpha Pang
       President, Chief Financial Officer, Treasurer and Director
       (Principal Executive Officer, Principal Financial Officer and
       Principal Accounting Officer)

       Date: April 1, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Alpha Pang
       Alpha Pang
       President, Chief Financial Officer, Treasurer and Director
       (Principal Executive Officer, Principal Financial Officer and
       Principal Accounting Officer)

       Date: April 1, 2008