Form 10-Q
period 2008-03-31
Angstrom Microsystems Corp.
filed 2008-05-16
CIK 1378214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

 to

Commission File Number: 000-51163

ANGSTROM MICROSYSTEMS CORP.
(Exact name of registrant as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25 Drydock Avenue, 7th Floor, Boston MA	02210
(Address of principal executive offices)	(Zip Code)
617-695-0137
(Registrant’s telephone number, including area code)
ANGSTROM TECHNOLOGIES CORP. 228 Bonis Avenue, #PH3, Scarborough, ON Canada M1T 3W4
(Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes [  ]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  16,052,000  shares of common stock issued and outstanding as of May 14, 2008

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

This quarterly report contains forward-looking statements.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks and Uncertainties”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.  As used in this quarterly report, the terms “we”, “us”, “our”, and “Angstrom” mean Angstrom Microsystems Corp., unless the context clearly requires otherwise.

ANGSTROM TECHNOLOGIES CORP.

(Formerly Sanford Exploration, Inc.)

Interim Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash	$300	$11,674
Prepaid and other assets	40,822	6,782
	$41,122	$18,456
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$88,731	$43,669
Due to shareholder	141,903	169,754
	230,634	213,423
SHAREHOLDERS’ DEFICIENCY
Authorized:
150,000,000 common voting stock with a par value of $0.001 per share
Issued:
16,052,000 common shares (December 31, 2007 – 13,952,000 common
shares)	16,052	13,952
Additional paid-in capital	160,978	90,998
Funds advanced for units subscribed	-	18,080
Accumulated other comprehensive income (loss)	(766)	(766)
Deficit accumulated during the exploration stage	(365,776)	(317,231)
	(189,512)	(194,967)
	$41,122	$18,456

Going Concern

Subsequent  Events

The accompanying notes are an integral part of these interim consolidated financial statements.

ANGSTROM TECHNOLOGIES CORP.

(Formerly Sanford Exploration, Inc.)

Interim Consolidated Statements of Operations

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended
		March 31,
	2008	2007
Revenue	$-	$-
Expenses
Bank charges and interest	321	63
Management fees	10,500	1,500
Office and general (recovered)	(4,355)	-
Professional fees	35,592	5,868
Regulatory fees	6,487	3,053
	48,545	10,484
Net loss for the period	$(48,545)	$(10,484)
Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	15,359,692	10,628,454

The accompanying notes are an integral part of these interim consolidated financial statements.

ANGSTROM TECHNOLOGIES CORP.

(Formerly Sanford Exploration, Inc.)

Interim Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

(Unaudited)

	Three Months Ended
		March 31,
	2008	2007
Cash flow from operating activities
Net loss for the period	$(48,545)	$(10,484)
Item not affecting cash:
Gain on foreign exchange	(99)	-
	(48,644)	(10,484)
Changes in non-cash working capital
Prepaid expenses and other assets	(34,040)	5,000
Accounts payable and accrued liabilities	45,161	(23,194)
	(37,523)	(28,678)
Cash flow from financing activities
(Repayments to)advances from shareholders	(27,851)	33,082
Net cash proceeds from issue of common shares	54,000	-
	26,149	33,082
Effect of Foreign Exchange Rate Changes	-	362
Increase (decrease) in cash	(11,374)	4,766
Cash, beginning of period	11,674	6,769
Cash, end of period	$300	$11,535
Supplemental Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

ANGSTROM TECHNOLOGIES CORP.

(Formerly Sanford Exploration, Inc.)

Interim Consolidated Statement of Shareholders’ Deficiency

Period from January 1, 2007 to March 31, 2008

(Unaudited)

						Accumulated
		Common Shares				Other
			Additional	Units	Accumulated	Comprehensive
	Shares	Amount	Paid-In Capital	Subscribed	Deficit	Income (Loss)	Total
		$	$	$	$	$	$
Balance, December 31, 2006	13,952,000	13,952	90,998	-	(177,777)	(766)	(73,593)
Funds received for units subscribed	-	-	-	18,080	-	-	18,080
Net loss	-	-	-	-	(139,454)	-	(139,454)
Balance, December 31, 2007	13,952,000	13,952	90,998	18,040	(317,231)	(766)	(194,967)
Stock issued for cash at $0.001	2,100,000	2,100	69,980	(18,080)	-	-	54,000
Net loss	-	-	-	-	(48,545)	-	(48,545)
Balance, March 31, 2008	16,052,000	16,052	160,978	-	(365,776)	(766)	(189,512)

The accompanying notes are an integral part of these interim consolidated financial statements.

ANGSTROM TECHNOLOGIES CORP.

(Formerly Sanford Exploration, Inc.)

Notes to Interim Consolidated Financial Statements

March 31, 2008

(Unaudited)

1.

EXPLORATION STAGE COMPANY AND GOING CONCERN

Angstrom Technologies Corp. (formerly Sanford Exploration, Inc.) (the “Company” or “Angstrom”) was incorporated in the state of Nevada, U.S.A. on February 24, 2005.  The Company’s mineral exploration operations were conducted by its wholly owned subsidiary, Sanford Exploration (Canada), Inc., which was incorporated in the Province of British Columbia, Canada on March 14, 2005.  The Company was an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7, "Accounting and Reporting by Development Stage Enterprises" and cumulative since inception disclosures included in the consolidated financial statements through December 31, 2007.  As a result in the change of business described below, the Company is no longer considered a development stage company and as such, all disclosure required under SFAS No. 7 have been discontinued.

During the third quarter of 2007, the Company announced its intention to divest of its mineral development business and engage exclusively in software development and computer technology.  In connection with this announcement, the Company gave notice to the Assignor to terminate the option agreement.  To facilitate this change of business, on February 1, 2008, Angstrom Technologies Corp. (“ATC”), a Nevada company, was incorporated as a wholly-owned subsidiary of the Company.  Effective February 19, 2008, ATC exchanged all of its outstanding shares for one common share of the Company and the combined entity was continued under the name Angstrom Technologies Corp.

As a result of an acquisition more fully described in note 7(a), the Company changed its name to Angstrom Microsystems Corp. effective April 21, 2008.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of operations.  The Company has not generated revenue since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations.  As at March 31, 2008, the Company has accumulated losses of $365,776 since inception and has a working capital deficiency of $189,512.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial information furnished herein reflects all adjustments, which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2007. The Company assumes that the users of the financial information herein have read or have access to the audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended December 31, 2007, has been omitted. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of results for the entire year ending December 31, 2008.

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

ANGSTROM TECHNOLOGIES CORP.

(Formerly Sanford Exploration, Inc.)

Notes to Interim Consolidated Financial Statements

March 31, 2008

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES - continued

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Angstrom Technologies Corp. (formerly Sanford Exploration, Inc.) and its wholly owned subsidiary Sanford Exploration (Canada), Inc. All inter-company accounts and transactions have been eliminated on consolidation.

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

Mineral Property Costs

The Company had been in the exploration stage since its inception on February 24, 2005 through its change of business on February 1, 2008, and did not realized any revenues from its planned operations.  It was primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets."  The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets," at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Regulatory Matters

The Company and its mineral property interest are subject to a variety of federal, provincial and state regulations governing land use, health, safety and environmental matters.  The Company’s management believes it has been in substantial compliance with all such regulations

ANGSTROM TECHNOLOGIES CORP.

(Formerly Sanford Exploration, Inc.)

Notes To Interim Consolidated Financial Statements

March 31, 2008

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.  At March 31, 2008 and December 31, 2007, the Company had no cash equivalents.

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

Basic and Diluted Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share."  The standard requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the reporting period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of convertible debt, stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Basic and diluted loss per share is computed using the weighted average number of common shares outstanding.  Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect would be anti-dilutive.  At March 31, 2008 and December 31, 2007, the Company has no stock equivalents that were anti-dilutive and excluded from the loss per share calculation.

ANGSTROM TECHNOLOGIES CORP.

(Formerly Sanford Exploration, Inc.)

Notes to Interim Consolidated Financial Statements

March 31, 2008

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

.

ANGSTROM TECHNOLOGIES CORP.

(Formerly Sanford Exploration, Inc.)

Notes to Interim Consolidated Financial Statements

March 31, 2008

(Unaudited)

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

Beginning January 1, 2008, the Company partially applied FAS 157 as allowed by FASB Staff Position (“FSP”) 157-2, which delayed the effective date of FAS 157 for nonfinancial assets and liabilities. As of January 1, 2008 the Company has applied the provisions of FAS 157 to its financial instruments and the impact was not material.  Under FSP 157-2, the Company will be required to apply FAS 157 to its nonfinancial assets and liabilities beginning January 1, 2009. Management is currently reviewing the applicability of FAS 157 to the Company’s nonfinancial assets and liabilities and the potential impact that application will have on its consolidated statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115."  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157.  As of January 1, 2008, the Company has applied the provisions of FAS 159 to its financial instruments and the impact was not material

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“FAS 141R”), replacing FAS 141, Business Combinations (“FAS 141”).  This statement retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 termed the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement clarifies that acquirers are required to expense costs related to any acquisitions.  FAS 141R will apply prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008.  Early adoption is prohibited.  The Company has not yet evaluated the impact, if any, that FAS 141R will have on its financial statements.  Determination of the ultimate effect of this statement will depend on the Company’s structure at the date of adoption.

ANGSTROM TECHNOLOGIES CORP.

(Formerly Sanford Exploration, Inc.)

Notes to Interim Consolidated Financial Statements

March 31, 2008

(Unaudited)

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

ANGSTROM TECHNOLOGIES CORP.

(Formerly Sanford Exploration, Inc.)

Notes to Interim Consolidated Financial Statements

March 31, 2008

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

Effective August 5, 2007, the Company gave notice to termination the option agreement including a release payment of $20,603.  This has been accepted by the assignor and a release was granted on October 30, 2007.

4.

COMMON STOCK TRANSACTIONS

Private Placements

In January 2008, the Company closed a non-brokered private placement for 1,500,000 units at $0.04 per unit, each unit comprising one common share and one common share purchase warrant, for net proceeds of $54,000.  Each share purchase warrant allows the unit holder to purchase one common share for $0.06 on or before January 25, 2010.

Funds Advanced for Units Subscribed

On December 22, 2007, the Company entered into a subscription agreement to issue 600,000 units at $0.04 per unit, each unit comprising one common share and one common share purchase warrant, for net proceeds of $18,080.  Each share purchase warrant entitles the unit holder to purchase one common share for $0.06 on or before December 22, 2009.  The units were issued January 2008.

Common Stock Split

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

ANGSTROM TECHNOLOGIES CORP.

(Formerly Sanford Exploration, Inc.)

Notes to Interim Consolidated Financial Statements

March 31, 2008

(Unaudited)

5.

INCOME TAXES

a)

Provision for Income Taxes - Current

The difference between the actual income tax recovery and the expected corporate income tax recovery relates to losses not recognized.  The following table summarizes the differences from the statutory rate of approximately 34% (2006 – 34%) to the Company’s current tax provision recorded.

Three Months Ended

Three Months Ended

March 31,

March 31,

2008

2007

Loss before recovery of income taxes

$ (48,545)

$ (10,484)

Expected income tax recovery at statutory rates

(16,505)

(3,565)

Increase in valuation allowance with respect to

  current period loss

16,505

3,565

Provision for income taxes - current

$           -

$          -

b)

Deferred Income Taxes

The approximate tax effects of each type of temporary difference that gives rise to the Company’s deferred income tax assets and liabilities are as follows:

Three Months Ended

Year Ended

March 31,

December 31,

2008

2007

Non-capital losses

$ 83,000

$   67,000

Mineral properties

-

42,000

Deferred income tax asset before valuation allowance

83,000

109,000

Valuation allowance

(83,000)

(109,000)

$           -

$            -

Tax Loss Carry-Forwards

At March 31, 2008, the Company had approximately $173,000 of unclaimed development and exploration expenditures and $190,000 of non-capital losses carried forward available to reduce future taxable income at various dates through 2027

6.

RELATED PARTY TRANSACTIONS AND BALANCES

(a)

The Company entered into an agreement with a director to serve the Company and its subsidiary as an executive officer.  In consideration, the Company has agreed to pay $500 U.S. per month. The agreement may be terminated by the director by giving 30 days written notice or by the Company at any time with 30 days written notice. Termination of the agreement by the Company requires the Company to make no other payments except for outstanding amounts of salary and expenses.   Management fees of $0 were incurred for the three months ended March 31, 2008 (2007 - $1,500).

ANGSTROM TECHNOLOGIES CORP.

(Formerly Sanford Exploration, Inc.)

Notes to Interim Consolidated Financial Statements

March 31, 2008

(Unaudited)

6.

RELATED PARTY TRANSACTIONS AND BALANCES - continued

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

.

Both contracts were terminated in September 2007 and, effective October 11, 2007, the director resigned.

(b)

The Company entered into a one-year agreement commencing October 1, 2007 with a director to serve the Company and its subsidiary as an executive officer.  In consideration, the Company has agreed to pay $36,000 U.S. per annum and a travel allowance of $500 U.S. per month.  Management fees of $9,000 and a travel allowance of $1,500 were charged for the three months ended March 31, 2008 (2007 - $0).

(c)

The Company incurred costs associated with the issuance of shares in the amount of $6,000 for the three months ended March 31, 2008 (2007 - $0) from a Company related to a director of Angstrom.

(d)

The Company received advances from a shareholder who is also a director. The advance is non-interest bearing, unsecured and without specific terms of repayment.

The value of transactions with related parties is based on the exchange amounts, representing the amounts established and agreed on by the related parties.

7.

SUBSEQUENT EVENTS

(a)

Pursuant to a Letter of Agreement signed February 20, 2008 and effective April 8, 2008, the Company formed Angstrom Acquisition Corp. (the “Subsidiary”), a wholly-owned subsidiary which acquired all of the issued and outstanding shares of Angstrom Microsystems Inc. (“AMI”), a software and computer technology business located in Boston, Massachusetts, in exchange for 6,927,816 common shares of the Subsidiary.  The value attributed to the common shares (being $277,113) was based on the share price of the most recent private placement completed in January 2008.  For accounting purposes, the acquisition is considered a purchase by the Company.  The estimated fair value of the assets and liabilities assumed on the acquisition date are as follows

Total assets       $     143,140

Total liabilities    (2,935,177)

Deficiency        $ (2,792,037)

(b)

In April 2008, Angstrom closed several private placements totaling 1,250,000 units at a price of $1.00 per unit for net proceeds of $1,106,000.  Each unit comprised one common share of the Company and one-half share purchase warrant. One full purchase warrant is required to acquire one additional share at a price of $0.12 per share for a period of two years from the closing date.

(c)

On April 8, 2008, the Board of Directors adopted an Incentive Stock Option Plan (the “Plan”).  Under the Plan, options to acquire shares of common stock of the Company may be granted to directors, officers, consultants and employees of AMI.  A total of 10,000,000 shares of common stock are authorized for issuance under the Plan.  In accordance with the acquisition noted in (a) above, the Company granted 734,470 options at an exercise price of $0.20 expiring 24 months after issuance.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

On March 27, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Angstrom Microsystems Inc. (“AMI”) and Angstrom Acquisition Corp. (“Angstrom Sub”), a private Delaware corporation formed for the purpose of acquiring all of the outstanding shares of AMI thereby merging Angstrom Sub and resulting in “Angstrom Microsystems Inc.” being a direct, wholly-owned subsidiary of Angstrom. Under the terms of the Merger Agreement we agreed, among other things, to  issue up to 6,927,816 shares of our common stock to the shareholders of AMI on a basis of 1.1 Angstrom shares for each 1 AMI share held.  Effective April 9, 2008, we closed our acquisition of AMI and Angstrom Sub was merged into AMI with AMI being the sole surviving entity under the name “Angstrom Microsystems Inc.” and ATC being the sole shareholder of the surviving entity.

Following the completion of the acquisition of AMI, we are now engaged in the business of software development and computer technology.   We specialize in Green computing solutions, providing blade servers and workstations uniquely designed for the energy-hungry datacenter sector. Angstrom provides software-based acceleration to significantly reduce the number of machines required to perform a given task. Angstrom combines this technology with novel cooling techniques to further reduce energy consumption in the datacenter. Fewer machines for the same performance coupled with less cooling power required per machine results in a more energy-efficient datacenter.

Over the next twelve months, we plan to continue development of our software and hardware products.  In addition, we intend to expand our sales force by direct hiring and/or strategic acquisitions.  Angstrom plans to continue building its Green computing brand and market it at tradeshows, publications and through partners.   We anticipate that we will have to raise additional funds through private placements of our equity securities and/or debt financing to complete our business plan. There is no assurance that the financing will be completed as planned or at all. We have not been successful raising the funding necessary to proceed with our business plan. Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Recent Corporate Developments

Since the end of our fiscal year ended December 31, 2007, we have experienced the following significant corporate developments:

1.

On February 19, 2008, we effected a two (2) for one (1) stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001.

2.

On February 20, 2008, we entered into a letter of intent with Angstrom Microsystems Inc. (“AMI”) and all of the stockholders of AMI, for the purpose of acquiring all of the issued and outstanding shares of AMI. Pursuant to the terms of the Letter of Intent, subject to the entry into a definitive agreement between the parties, stockholders of AMI would receive 1.1 shares of our common stock for each AMI share held.  Subsequently on March 27, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AMI and Angstrom Acquisition Corp. (“Angstrom Sub”), a private Delaware corporation formed for the purpose of acquiring all of the outstanding shares of AMI thereby merging Angstrom Sub and resulting in “Angstrom Microsystems Inc.” being a direct, wholly-owned subsidiary of Angstrom. Under the terms of the Merger Agreement we agreed to issue up to 6,927,816 shares of our common stock to the shareholders of AMI on a basis of 1.1 Angstrom shares  to  for each 1 AMI share held.

3.

Following completion of all of the closing conditions of the Merger Agreement, on April 9, 2008, Angstrom Sub was merged into AMI with AMI being the sole surviving entity under the name “Angstrom Microsystems Inc.” and Angstrom Sub being the sole shareholder of the surviving entity.  Upon due delivery of an executed letter of transmittal, accredited investor certificate and old AMI share certificate, AMI stockholders shall receive up to an aggregate of 6,927,816 shares of our common stock representing approximately 30% of the issued and outstanding shares of the Company after issuance of the shares. Also in connection with the closing of the Merger Agreement, the Company issued 734,470 options to employees of AMI pursuant to the 2008 Incentive Stock Option Plan adopted by the Company at closing. Pursuant to the terms of the Merger Agreement, all of the shareholders of AMI which are to receive securities of Angstrom in connection with the merger agree to use their best efforts for a two year period following closing of the transaction (the “Lock-Up Period”), not to directly or indirectly offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any ATC shares acquired or acquirable by them pursuant to the Merger Agreement. ATC agreed following the Lock-Up Period that it will register the ATC shares  issued to the ATC shareholders upon request of at least 90% of the shareholders.

4.

Effective April 21, 2008, we changed our name from “Angstrom Technologies Corp.” to “Angstrom Microsystems Corp.”. The name change has been effected pursuant to a merger with our wholly owned subsidiary Angstrom Microsystems Corp. which was incorporated specifically for the purpose of changing our name. We have changed the name of our company to better reflect the proposed future direction and business of our company.  The name change became effective with the Over-the-Counter Bulletin Board on May 2, 2008 under the new stock symbol “AGMS”.

5.

Effective May 2, 2008, in accordance with the terms of the Merger Agreement, we appointed Lalit Jain, Nand Todi, and To-Hon Lam as members of our board of directors.  Also effective May 2, 2008, we appointed Lalit Jain as our President. Mr. Jain is presently our President, Chief Executive Officer and member of the board of directors. Alpha Pang remains as Chief Financial Officer, Secretary, Treasurer and member of the Board.

6.

During the quarter, we continued developing our next generation solutions based on feedback from our customers. We believe our cooling solutions  have several advantages including the use of non-conducting, non-toxic, environmentally friendly liquid in cooling our blade servers. Since the quarter end we have entered into an initial software deal for our accelerated computing solution with a licensing component for each unit sold and a marketing component. We plan to expand our software sales while developing software needed to address the key media markets over the remainder of the fiscal year.

7.

In April, 2008, the Company approved a private placement of up to 3,000,000 units at a price of $1.00 per unit, with each unit consisting of one share and one share purchase warrant entitling the holder to purchase an additional share at a price of $1.20.  Effective April 10, 2008 we closed the first tranche of the offering and issued 1,250,000 units to three subscribers at a price of $1.00 per unit.  The units were issued to the subscribers  pursuant to Regulation S of the Securities Act of 1933 on the basis that each subscriber represented that they were not a “US Person” as such term is defined in Regulation S. Proceeds of the offering were used to repay debt and for working capital purposes.

Plan of Operation

Over the next twelve months, we plan to continue development of our software and hardware products.  In addition, we intend to expand our sales force by direct hiring and/or strategic acquisitions.  Angstrom plans to continue building its Green Computing brand and market it at tradeshows, publications and through partners.

Cash Requirements

Over the next 12 months we anticipate that we will incur the following operating expenses:

Expense	Amount
Office space	$140,000
Professional fees	$250,000
Travel expenses	$80,000
General and administrative	$100,000
Employee Salaries	$800,000
Marketing and Sales	$960,000
Research and Development	$1,000,000
Consulting Fees	$450,000
Total	$3,780,000

Our estimated expenses over the next twelve months are approximately $3,780,000 and our cash position as at March 31, 2008 is $300.  We will need additional funds to meet our working capital requirements over the twelve month period ending March 31, 2009. Following the closing of our private placement of 1,250,000 units of our securities on April 10, 2008 we have raised an additional $1,250,000 for our operating expenses.  We anticipate that we will have to raise additional funds through private placements of our equity securities and/or debt financing to complete our business plan. There is no assurance that the financing will be completed as planned or at all.

Results of Operation

The following summary of our results of operations should be read in conjunction with our audited financial statements for the quarter ended March 31, 2008 which are included herein.  Our operating results for the quarters ended March 31, 2008 and 2007 are summarized as follows:

		Three Months Ended March 31, 2008		Three Months Ended March 31, 2007	Percentage Increase/ (Decrease)
Revenue	$	Nil	$	Nil	N/A
Expenses
Bank Charges and interest		321		63	409.5%
Management fees		10,500		1,500	600%
Office and General (recovered)		(4,355)		-	(100%)
Professional fees		35,592		5,868	506.5%
Regulatory fees		6,487		3,053	112.5%
Net Loss		$(48,545)		$(10,484)	363%

Revenues

We have had no operating revenues since our inception on February 24, 2005 through to the period ended March 31, 2008.

Expenses

The increase in our general and administrative expenses for the period ended March 31, 2008 was primarily due to an increase in professional fees associated with the negotiation of and preparation of all documents related to our acquisition of Angstrom Microsystems Inc. during the quarter.

Liquidity and Capital Resources

Working Capital

	March 31, 2008	December 31, 2007
Current Assets	$41,122	$18,456
Current Liabilities	230,634	213,423
Working Capital	$(189,512)	$(194,967)

Cash Flows

	Three Months ended March 31, 2008	Three Months ended March 31, 2007
Cash flow from operating activities	$(48,644)	$10,484
Cash flow used in investing activities	-	-
Cash provided by financing activities	26,149	4,404
Foreign exchange effect on cash	-	362
Net increase (decrease) in cash	$(11,374)	$11,535

We had cash on hand of $300 and a working capital deficit of $189,512 as of March 31, 2008.  We anticipate that we will incur approximately $3,780,000  for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next 12 months.  Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities

Cash used in operating activities was funded by cash from financing activities.

Cash from Financing Activities

Cash generated by financing activities is attributable to the private placement financings of our common stock in December 2007 and advances from shareholders.

Going Concern

We have historically incurred losses and have incurred losses of $365,776 since inception.  Because of these historical losses, we will require additional working capital to develop our business operations.  We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Cash and Cash Equivalents

We consider all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.  As at March 31, 2008, we had no cash equivalents.

Foreign Currency Translation

Gains and losses arising upon settlement of foreign currency denominated transactions or balances are included in the determination of income.  Our functional currency is the U.S. dollar.  Transactions in foreign currency are translated into U.S. dollars in accordance with the SFAS No. 52, Foreign Currency Translation, as follows:

(i)

monetary items at the rate prevailing at the balance sheet date;

(ii)

non-monetary items at the historical exchange rate;

(iii)

revenue and expenses at the average rate in effect during the applicable accounting period.

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

Risks and Uncertainties

Technological change and evolving industry standards

The information technology industry is a fast developing industry and it’s characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent introductions of new products and services.  If companies in the IT industry do not keep up with the most up-to-date technologies, they may find it difficult to compete with others who are able to keep abreast of the changes.  There is no assurance that the Company will continue to be able to do so in the future.  The Company’s business will be adversely affected if it is unable to successfully introduce new technology and enhancements and respond to rapid technology changes.

The Directors believe that the Company’s ability to compete successfully is also dependent upon the continued compatibility to its technology with products and architectures offered by other companies.  The introduction of new products or services by the Company or its competitors and any change in industry standards could cause customers to defer or cancel purchases of existing products and services, which may have a material adverse effect on the Company’s business, financial condition and results of operation.  In addition, services or technologies developed by others could render the Company’s services or technologies uncompetitive or obsolete.  While attention is paid to perceive changed in major trends in the market, the Company is still vulnerable to significant loss die to misinterpretation of market conditions.

Credit line risks

The Company requires credit line to compete deployments that are typically capital intensive.  The company may not be able to obtain these credit lines from banks or other financial resources.  The Company may not be able to accept orders in such cases, and thus can significantly and negatively affect the sales revenues or margins of the Company.

Implementation of Business Plan may not be successful

The Directors expect that there will be a period of rapid growth in the future as a result of the implementation of the Business Plan.  This could place significant strain on the Company’s managerial, operational and financial resources.  To accommodate this growth, the Company must implement new or upgrade its existing operating and financial systems, procedures and controls.  Failure of the Company to manage its expansion or to obtain adequate financing in a timely manner may result in increased expenses or affect the implementation of the Business Plan and in turn slow down the pace of growth and affect the financial position and profitability of the Company.

Reliance on key management

The Company’s success is, to a substantial extent, attributable to the strategy and vision of its founder and the efforts of certain key members of its management team, in particular, Lalit Jain, CEO and President of Angstrom.  The details of the management team are set out in the section headed “Management Team” of this prospectus. In view of his knowledge and experience of the business of the Company, his continued involvement is important to the future prospects of the Company.  Should he cease to be involved in the Company’s business operations, the profitability of the Company may be adversely affected.

Risk of infringement of intellectual property by third parties

Mr. Jain has filed U.S. provisional patent applications that he intends to license to the Company.  At this point, the Company cannot guarantee whether these provisional patent applications will result in the issuance of a patent or patents.

The Company’s success partially depends on its ability to protect its proprietary technologies and processes.  The Company relies upon patents, copyrights, and trade secrets, laws and will also rely upon confidentiality and non-disclosure agreements and other measures to establish and protect its proprietary rights to its technologies, products and services.  Such protection may not be able to preclude competitors from infringing the Company’s intellectual property rights in its technologies, products and services.  Despite such precaution, it may be possible for a third party to copy or otherwise obtain and use such contents and technologies without the Company’s authorization, or to develop such technology independently.  There can also be no assurance that other companies will not obtain patents similar to or challenge the patents obtained by the Company.  In addition, policing unauthorized use of the Company’s proprietary contents and technology is difficult and there can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its rights.  In addition, legal proceedings may be necessary in the future to enforce the Company’s intellectual property rights, to protect its trade secrets and confidential information or to determine the validity and scope of the proprietary rights of others.  This could result in substantial costs and diversion of the Company’s resources and could have a material adverse effect on its business, financial condition and results of operations.  If a significant portion of the Company’s intellectual property is copies, reproduced or used without the Company’s authorization, the Company’s business may be adversely affected.

In developing the Company’s technologies, products and services, the Company has used various technologies or know-how which it believes are in the public domain, license to the Company or its otherwise has the right to use.  There can be no assurance, however, that third parties will not institute patent or other intellectual property infringement claims against the Company with respect to such technologies, products and services.

The Directors are not aware of any alleged claims of infringement of patents, copyrights or other intellectual property rights held by third parties in respect of the products manufactured by the Company. Thus, the Directors are not able to ascertain to the intellectual property of others. Intellectual property litigation is expensive and time consuming, and successful infringement claims against the Company may result in substantial monetary liability or disruption to the business of the Company.

Demand for technical and marketing personnel

The success of the Company’s operations lies in its ability to attract and retain employees with the appropriate technical expertise or business experience.  A shortage of key staff may reduce the Company’s ability to expand.

Size of competitors

The Company’s competitors are large and more well established – such as IBM, HP and Dell.  Marketing of such competitors or introduction of similar products, regardless of Company’s proven superiority in products, can result in a reduction of sales of Company’s products.  This may result in an adverse effect to the Company’s business.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

We are in our early stages of development and face risks associated with a new company in a growth industry. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. Even if we accomplish these objectives, we may not generate positive cash flows or the profits we anticipate in the future.

We will need substantial additional financing in the future to continue operations.

Our ability to continue present operations will be dependent upon our ability to obtain significant external funding. Additional sources of funding have not been established. We are exploring various financing alternatives.  There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if we determine it to otherwise be in our best interests, we may consider additional strategic financing options, including sales of assets.

We will rely on third-party suppliers and manufacturers to provide raw materials for and to produce our products, and we will have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

Substantially all of our products will be manufactured by unaffiliated manufacturers. We may not have any long-term contracts with our suppliers or manufacturing sources, and we expect to compete with other companies for raw materials, production and import quota capacity.

There can be no assurance that there will not be a significant disruption in the supply of raw materials from our intended sources or, in the event of a disruption, that we would be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner. If we experience significant increased demand, or need to replace an existing manufacturer, there can be no assurance that additional supplies of raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or raw material sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of raw materials or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

In addition, there can be no assurance that our suppliers and manufacturers will continue to provide raw materials and to manufacture products that are consistent with our standards. We may receive shipments of product that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of revenues resulting from the inability to sell those products and related increased administrative and shipping costs. In addition, because we do not control our manufacturers, products that fail to meet our standards or other unauthorized products could end up in the marketplace without our knowledge, which could harm our reputation in the marketplace.

We operate in a competitive industry and continue to be under the pressure of eroding gross profit margins, which could have a material adverse effect on our business.

The market for the products we intend to develop is very competitive and subject to rapid technological change. The prices for our intended products tend to decrease over their life cycle, which can result in decreased gross profit margins for us. There is also substantial and continuing pressure from customers to reduce their total cost for products. We expend substantial amounts on the value creation services required to remain competitive, retain existing business, and gain new customers, and we must evaluate the expense of those efforts against the impact of price and margin reductions.  If we are unable to effectively compete in our industry or are unable to maintain acceptable gross profit margins, our business could be materially adversely affected.

Products developed by us may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against us, which may have a material adverse effect on the company.

We may face claims for damages as a result of defects or failures in our present or future products. Our ability to avoid liabilities, including consequential damages, may be limited as a result of differing factors, such as the inability to exclude such damages due to the laws of some of the countries where we do business. Our business could be materially adversely affected as a result of a significant quality or performance issue in the products developed by us, if we are required to pay for the damages that result.

Products developed by us require proprietary protection

We seek to protect our products through tradenames, trademarks, copyrights and licenses. Despite the efforts of the Company to protect and maintain its proprietary rights, there can be no assurance that the Company will be successful in doing so or that the Company’s competitors will not independently develop or patent products that are substantially equivalent or superior to the Company’s products.

Infringement Could Lead to Costly Litigation and/or the Need to Enter into License Agreements, Which May Result in Increased Operating Expenses

Existing or future infringement claims by or against us may result in costly litigation or require us to license the proprietary rights of third parties, which could have a negative impact on our results of operations, liquidity and profitability.

We believe that our proprietary rights do not infringe upon the proprietary rights of others. As the number of titles in the industry increases, we believe that claims and lawsuits with respect to software infringement will also increase. From time to time, third parties have asserted that some of our titles infringed their proprietary rights. We have also asserted that third parties have likewise infringed our proprietary rights. These infringement claims have sometimes resulted in litigation by and against us. To date, none of these claims has negatively impacted our ability to develop, publish or distribute our software. We cannot guarantee that future infringement claims will not occur or that they will not negatively impact our ability to develop, publish or distribute our software.

Technology changes rapidly in our business and if we fail to anticipate or successfully implement new technologies or the manner in which people play our games, the quality, timeliness and competitiveness of our products and services will suffer.

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services competitive in the market. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can. In either case, our products and services may be technologically inferior to our competitors’, less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products and services, then we may delay their release until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product or service launch schedule or to keep up with our competition, which would increase our development expenses.

From time to time we may become involved in other legal proceedings which could adversely affect us.

We are currently party to a number of legal proceedings listed below under the heading “Legal Proceedings”. There is no assurance that the outcome of our pending legal proceedings will be as expected and we could suffer significant losses due to any unfavourable judgments rendered in connection with the pending litigation. In addition we may become from time to time, subject to further legal proceedings, claims, litigation and government investigations or inquiries, which could be expensive, lengthy, and disruptive to normal business operations.  The outcome of any legal proceedings, claims, litigation, investigations or inquiries may be difficult to predict and could have a material adverse effect on our business, operating results, or financial condition.

Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenue and Earnings

The timing of the release of our hardware and software products can cause material quarterly revenue and earnings fluctuations. A significant portion of revenue in any quarter may be derived from sales of new products introduced in that quarter or shipped in the immediately preceding quarter. If we are unable to begin volume shipments of a significant new product during the scheduled quarter our revenue and earnings will be negatively affected in that period. In addition, because a majority of the unit sales for a product typically occur in the first thirty to one hundred twenty days following its introduction, revenue and earnings may increase significantly in a period in which a major product is introduced and may decline in the following period or in a period in which there are no major product introductions.

Quarterly operating results also may be materially impacted by factors, including the level of market acceptance or demand for products and the level of development and/or promotion expenses for a product. Consequently, if net revenue in a period is below expectations, our operating results and financial position in that period are likely to be negatively affected, as has occurred in the past.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

There has been no public market for our common stock and there can be no assurance an active trading market for our common stock will develop. This could adversely affect our shareholders’ ability to sell our common stock in short time periods or possibly at all.  Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products or enhancements by us or our competitors; general conditions in the markets we serve; general conditions in the U.S. or world economy; developments in patents or other intellectual property rights; the performance of our eligible portfolio companies; and developments in our relationships with our customers and suppliers. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently quoted for trading on Over the Counter Bulletin Board (OTCBB) where we expect it to remain in the foreseeable future.  Broker-dealers often decline to trade in OTCBB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Controls and Procedures

As of March 31, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Other than as disclosed below, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

1.

Cooljag U.S.A. v. Angstrom Microsystems, Inc., Boston Municipal Court, docket number 07-01-CV -002041.  This is a default judgment against AMI in the amount of $14,997.74, exclusive of   interest and costs.

2.

Tester v. Angstrom Microsystems, Inc., San Diego County, Calif. Superior Court, Case No. 07-2007-00054558.  This is a default judgment against AMI  in San Diego County, Calif. Superior   Court in the amount of  $17,100  exclusive of interest and costs.

3.

Zip Ship, Inc. v. Angstrom Microsystems, Inc.  This is a consent judgment against the company in the amount of $8,106.66 arising from unpaid invoices.

4.

Integrated Dynamic Metals Corporation and J & J Machine Company, LLC v. Angstrom Microsystems, Inc. and Lalit Jain., Boston Municipal Court, C.A. No. 08 01 CV 000958.  The   suit is an action for goods and labor sold and delivered. The plaintiffs are demanding judgment in   the total amount of $16,678.02.

5.

Mercury Business Services, Inc. v. Angstrom Microsystems, Inc., Boston Municipal Court, C.A. No. 08 01 CV 001241.  The suit is an action for goods and labor sold and delivered. The plaintiff   is demanding judgment in the total amount of $4,684.74.

6.

DecisionOne Corp v. Angstrom Microsystems, Inc., Boston Municipal Court, C.A. No. 07 01 CV 6414.  The suit is an action for goods and labor sold and delivered. The plaintiff is demanding   judgment in the total amount of $6,770.54.

7.

Mike OConnell d/b/a K2 Logistics v. Angstrom Microsystems, Inc. and Lalit Jain, Boston Municipal Court, C.A. No. 08 05 SC 169.  The plaintiff seeks compensation for the provision of transportation services for under $2,000.

8.

Flextronics

Flextronics, through counsel, made a written demand for payment in the amount of $28,375.00 for unpaid invoices.

9.

University of Utah  University of Utah, through its general counsel, made written demand on Angstrom claiming that on or about October 18, 2006, Angstrom received an erroneous double payment from the University in the amount of $14,100.00.

10.

AirTrans Logistics, Inc.

This vendor made demand on Angstrom for goods sold and delivered in the amount of $11,127.25.  Accordingly, by letter dated March 12, 2008, this vendor made demand on Angstrom for $10,627.25, and has threatened the institution of suit.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 25, 2008, we closed a private placement of 2,100,000 units (post two for one forward split) at a purchase price of $0.04 per unit (post split), for gross proceeds of $84,000. Each unit consisted of one common share and one common share purchase warrant exercisable for a period of two years from closing at an exercise price of $0.06 (post-split). We issued all of the 2,100,000 units to three subscribers who represented to us that they were not “U.S. persons” (as that term is defined in Regulation S promulgated under the Securities Act of 1933) in reliance on the exemption from registration provided by Regulation S and/or Section 4(2) of the Securities Act of 1933.

In April, 2008, the Company approved a private placement of up to 3,000,000 units at a price of $1.00 per unit, with each unit consisting of one share and one share purchase warrant entitling the holder to purchase an additional share at a price of $1.20.  Effective April 10, 2008 we closed the first tranche of the offering and issued 1,250,000 units to three subscribers at a price of $1.00 per unit.  The units were issued to the subscribers  pursuant to Regulation S of the Securities Act of 1933 on the basis that each subscriber represented that they were not a “US Person” as such term is defined in Regulation S. Proceeds of the offering were used to repay debt and for working capital purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

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

3.5	Articles of Merger filed with the Nevada Secretary of State on April 21, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008)
4.1	Form of Warrant Certificate for Offering completed January 25, 2008 (incorporated by reference from our Form 8-K filed on February 1, 2008)
(10)	Material Contracts
10.1	Agreement between Raven Resources Inc. and Emporio Explorations Corp. (incorporated by reference from our Form SB-2 filed on November 8, 2006)
10.2	Agreement between Emporio Explorations Corp. and Sanford Exploration (Canada) Inc. (incorporated by reference from our Form SB-2 filed on November 8, 2006)
10.3	General Release dated November 2, 2007 from Raven Resources Inc. (incorporated by reference from our Form 10-QSB filed on November 29, 2007)
10.4

Letter of Intent dated February 20, 2008 among Angstrom Technologies Corp.,  Angstrom Microsystems Inc. and the shareholders of Angstrom Microsystems Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 15, 2008)

10.5

Agreement and Plan of Merger dated March 27, 2008 between Angstrom Acquisition Corp.. Angstrom Technologies Corp. and Angstrom Microsystems Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 15, 2008)

10.6

Engagement Agreement Between Angstrom Microsystems Inc., Harbour Capital Management Group (1999) Inc. and Harbour Capital Ventures West LLC dated August 8, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 15, 2008)

10.7	Jain Employment Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 15, 2008)
10.8	2008 Incentive Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on April 15, 2008)
10.9	Registration Rights Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 15, 2008)
10.10	Lock-Up Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 15, 2008)
10.11

Assignment Agreement between Harbour Capital Management Group (1999) Inc., ATC and AMI assigning Harbour Capital Agreements rights to ATC (incorporated by reference from our Current Report on Form 8-K filed on April 15, 2008)

10.12	Licence Agreement between Lalit Jain and Angstrom Microsystems Inc. licensing rights to provisional patents (incorporated by reference from our Current Report on Form 8-K filed on April 15, 2008)
10.13	Consulting Agreement between Angstrom Microsystems, Inc. and Keith Johnson dated April 5, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 15, 2008)
(14)	Code of Ethics
14.1*	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 2, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGSTROM MICROSYSTEMS CORP.
/s/ Lalit Jain
Lalit Jain President and Chief Executive Officer (Principal Executive Officer)
May 16, 2008
/s/ Alpha Pang
Alpha Pang Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Chief Accounting Officer)
May 16 2008