Form 10-Q
period 2008-06-30
Angstrom Microsystems Corp.
filed 2008-08-19
CIK 1378214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2008

or

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to:
Commission File Number:	000-51163
ANGSTROM MICROSYSTEMS CORP.
(Exact name of registrant as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
25 Drydock Avenue, 7th Floor, Boston, MA 02210
(Address of principal executive offices) (Zip code)
617-695-0137
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  [   ]  No  [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    [   ] Yes   [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  24,229,816 shares of common stock issued and outstanding as of August 13, 2008

PART I FINANCIAL INFORMATION

FORWARD LOOKING STATEMENTS

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

ITEM 1.  FINANCIAL STATEMENTS

ANGSTROM MICROSYSTEMS CORP.
(Formerly Angstrom Technologies Corp.)
Interim Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
	2008	2007

ASSETS
Current
Cash and cash equivalents	$5,539	$11,674
Inventory, net	151,275	-
Prepaid and other assets	20,567	6,782
	$177,381	$18,456
Property and equipment, net	-	-
Patents	200,000	-
Goodwill	1,799,186	-

	$2,176,567	$18,456

LIABILITIES
Current liabilities
Bank indebtedness	$18,759	$-
Accounts payable	1,024,832	-
Accrued liabilities	312,692	43,669
Due to shareholders	123,310	169,754
	1,479,593	213,423

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Authorized:
150,000,000 common voting stock with a par value of $0.001 per share
Issued:
24,229,816 common shares (December 31, 2007 – 13,952,000 common
shares)	24,230	13,952
Additional paid-in capital	2,500,348	90,998
Funds advanced for units subscribed	-	18,080
Accumulated other comprehensive income (loss)	(766)	(766)
Accumulated deficit	(1,826,838)	(317,231)
	696,974	(194,967)

$	2,176,567	$18,456

Going Concern

The accompanying notes are an integral part of these interim consolidated financial statements.

ANGSTROM MICROSYSTEMS CORP.
(Formerly Angstrom Technologies Corp.)
Interim Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)

		Three Months Ended			Six Months Ended
		June 30,			June 30,
		2008		2007	2008		2007

Revenue	$	29,692	$	-	$29,692	$	-

Cost of Sales		21,824		-	21,824		-

Gross Profit		7,868		-	7,868		-

Expenses
Selling, general and administrative		282,312		14,866	330,857		25,350
Research and development		71,156		-	71,156		-
Stock based compensation		1,115,462		-	1,115,462		-

		1,468,930		14,866	1,517,475		25,350

Net loss for the period	$	(1,461,062)		$(14,866) $ (1,509,607)		$	(25,350)

Basic and diluted loss
per common share		$(0.06)		$(0.00)	$(0.08)		$(0.00)
Weighted average number of
common shares outstanding		23,421,021	13,952,000		19,390,073	13,952,000

The accompanying notes are an integral part of these interim consolidated financial statements.

ANGSTROM MICROSYSTEMS CORP.
(Formerly Angstrom Technologies Corp.)
Interim Consolidated Statements of Cash Flows
For the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008		2007	2008		2007

Cash flow from operating activities
Net loss for the period	$(1,461,062)	$(14,866)		$(1,509,607)	$(25,350)
Items not affecting cash:
Stock based compensation	1,115,462		-	1,115,462		-
	(345,600)		(14,866)	(394,145)		(25,350)

Changes in non-cash working capital
Inventory	(12,302)		-	(12,302)		-
Prepaid expenses and other assets	24,422			(9,618)		5,000
Accounts payable and accrued liabilities	(768,822)		(15,750)	(723,560)		(38,944)

	(1,102,102)		(30,436)	(1,139,625)		(59,294)

Cash flow from financing activities
Advances(repayments) from(to) shareholders	(26,591)		25,844	(54,442)		58,926
Increase (decrease) in borrowings under
bank indebtedness, net	27,932		-	27,932		-
Net cash proceeds from issue of
common shares	1,106,000		-	1,160,000		-

	1,107,341		25,844	1,133,490		58,926

Effect of Foreign Exchange Rate Changes	-		(739)	-		(376)

Increase (decrease) in cash	5,239		(5,511)	(6,135)		744

Cash, beginning of period	300		11,536	11,674		6,769

Cash, end of period	$5,539		$11,674	$5,539		$6,025
Supplemental Information:
Interest paid	$-	$	-	$-	$	-
Income taxes paid	$-	$	-	$-	$	-

The accompanying notes are an integral part of these interim consolidated financial statements.

ANGSTROM MICROSYSTEMS CORP.
(Formerly Angstrom Technologies Corp.)
Interim Consolidated Statement of Shareholders’ Equity (Deficiency)

For (Unaudited) the Period from January 1, 2007 to June 30, 2008 (Unaudited)
						Accumulated
		Common Shares				Other
			Additional	Units Accumulated Comprehensive
	Shares Amount Paid-In Capital Subscribed Deficit					Income (Loss) Total
		$	$	$	$	$	$

Balance, December 31, 2006	13,952,000	13,952	90,998	-	(177,777)	(766)	(73,593)
Funds received for units subscribed	-	-	-	18,080	-	-	18,080
Net loss	-	-	-	-	(139,454)	-	(139,454)

Balance, December 31, 2007	13,952,000	13,952	90,998	18,040	(317,231)	(766)	(194,967)

Stock issued for cash at $0.001	2,100,000	2,100	69,980	(18,080)	-	-	54,000
Net Loss for quarter	-	-	-	-	(48,545)	(766)	(48,545)
Balance, March 31, 2008	16,052,000	16,052	160,978	-	(365,776)	(766)	(189,512)

Stock issued for cash at $0.001	1,250,000	1,250	1,104,750	-	-	-	1,106,000
Stock issued to acquire Angstrom
Microsystems Corp.	6,927,816	6,928	119,158	-	-	-	126,086
Current period vesting of employees’ options	-	-	1,115,462	-	-	-	1,115,462
Net loss for quarter	-	-	-	-	(1,461,062)	-	(1,461,062)

Balance, June 30, 2008	24,229,816	24,230	2,500,348	-	(1,826,838)	(766)	696,974

The accompanying notes are an integral part of these interim consolidated financial statements.

ANGSTROM MICORSYSTEMS CORP. (Formerly Angstrom Technologies Corp.) Notes to Interim Consolidated Financial Statements June 30, 2008 (Unaudited)
1.	BASIS OF PRESENTAITON AND GOING CONCERN

Angstrom Microsystems Corp. (formerly Angstrom Technologies Corp.) (the “Company” or “Angstrom”) was incorporated in the state of Nevada, U.S.A. on February 24, 2005 as Sanford Exploration, Inc. (“Sanford”). The Company’s mineral exploration operations had been conducted by its wholly-owned subsidiary, Sanford Exploration (Canada), Inc., which was incorporated in the Province of British Columbia, Canada on March 14, 2005. The Company was an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7, "Accounting and Reporting by Development Stage Enterprises," and the Company’s cumulative since inception disclosures had been included in its consolidated financial statements through December 31, 2007. As a result in the change of business described below, the Company is no longer considered a development stage company and, as such, all disclosure required under SFAS No. 7 have been discontinued.

During the third quarter of 2007, Sanford announced its intention to divest of its mineral development business and engage exclusively in software development and computer technology. To facilitate this change of business, on February 1, 2008, Angstrom Technologies Corp. (“ATC”), a Nevada company, was incorporated as a wholly-owned subsidiary of Sanford. Effective February 19, 2008, ATC exchanged all of its outstanding shares for one common share of Sanford and the combined entity was continued under the name Angstrom Technologies Corp. As a result of an acquisition more fully described in note 2, the Company changed its name to Angstrom Microsystems Corp. effective April 21, 2008.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of operations. The Company has generated minimal revenue since the inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at June 30, 2008, the Company has accumulated losses of $1,826,838 since inception and has a working capital deficiency of $1,302,213. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	ACQUISTION OF ANGSTROM MICORSYSTEMS CORP.

Pursuant to a Letter of Agreement signed February 20, 2008 and effective March 27, 2008, ATC formed Angstrom Acquisition Corp. (the “Subsidiary”), a wholly-owned subsidiary which acquired all of the issued and outstanding shares of Angstrom Microsystems Inc. (“AMI”), a software and computer technology business located in Boston, Massachusetts, in exchange for 6,927,816 common shares of the Subsidiary. Upon completion of this transaction, ATC, AMI and the Subsidiary merged and continued operations under the name Angstrom Microsystems Corp. The value attributed to the common shares (being $126,086) was based on the share price of the most recent private placement completed in January 2008. For accounting purposes, the acquisition is considered a purchase by the Company. The estimated fair value of the assets and liabilities assumed on the acquisition date and calculation of goodwill are as follows

Total assets	$145,148
Total liabilities	(2,018,248)
Deficiency	$(1,873,100)

Fair value - patents acquired $	(200,000)
Purchase Price	$126,086

Goodwill	$1,799,186

ANGSTROM MICORSYSTEMS CORP. (Formerly Angstrom Technologies Corp.) Notes to Interim Consolidated Financial Statements June 30, 2008 (Unaudited)
3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 2007. Footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended December 31, 2007, has been omitted. The results of operations for the six-month period ended June 30, 2008 are not necessarily indicative of results for the entire year ending December 31, 2008.

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company's fiscal year-end is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Angstrom Microsystems Corp. (formerly Angstrom Technologies Corp.) and its wholly-owned, inactive subsidiaries Sanford Exploration (Canada), Inc., and United Access Communications, Inc. All inter-company accounts and transactions have been eliminated on consolidation.

Use of Estimates

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

Revenue Recognition

Revenue consists primarily of sales of rackmount servers. — Revenue from product sales is recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. Under SAB 104, revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met upon shipment to customers. Revenue from consulting services is recognized as the services are performed. Brokerage fees are earned when the product is shipped to the ultimate customer. Revenues are recorded net of discounts, rebates and estimated returns. Customer payments received in advance of product shipments are recorded as unearned revenue. Shipping and handling costs incurred are included in the cost of revenue.

The Company provides standard warranties for its product for a period of up to three years from the date of shipment. Estimated warranty obligations are recorded at the time of sale.

ANGSTROM MICROSYSTEMS CORP. (Formerly Angstrom Technologies Corp.) Notes to Interim Consolidated Financial Statements June 30, 2008 (Unaudited)
3.	SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. At June 30, 2008 and December 31, 2007, the Company had no cash equivalents.

Accounts Receivable

The Company utilizes the allowance method for accounts receivable valuation, providing for allowances for estimated uncollectible accounts receivable. The Company routinely assesses the financial strength of its customers as part of its consideration of accounts receivable collectability by performing credit evaluations of customers. Trade receivables are not collateralized. As at June 30, 2008, the allowance for doubtful accounts was $0.

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

Inventory

Inventory, comprised principally of raw materials, is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. This policy requires Angstrom to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations when incurred, while additions and betterments are capitalized. When assets are retired or disposed, the asset’s original cost and related accumulated depreciation are eliminated from accounts and any gain or loss is reflected in income. Depreciation and amortization is generally provided for by the straight-line method over the estimated useful lives of the assets as follows: Furniture and fixtures 5 years Computer equipment and software 3 years Leasehold improvements Shorter of estimated useful life or term of lease

Foreign Currency Translation

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

ANGSTROM MICROSYSTEMS CORP. (Formerly Angstrom Technologies Corp.) Notes To Interim Consolidated Financial Statements June 30, 2008 (Unaudited)
3.	SIGNIFICANT ACCOUNTING POLICIES - continued

Financial Instruments

The carrying values of the Company’s financial instruments, which comprise cash, inventory, bank indebtednesss, accounts payable and accrued liabilities and due to shareholders, approximate their fair values due to the immediate or short-term maturity of these instruments. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Research and Development and Computer Software Development Costs

Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86,” Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed”) and capitalized thereafter when significant to the Company’s financial position or results of operations. No software development costs were capitalized during the period ended June 30, 2008, since costs incurred subsequent to establishment of technological feasibility were not significant.

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

Basic and Diluted Loss per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." The standard requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the reporting period using the treasury stock method and convertible preferred stock using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of convertible debt, stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Basic and diluted loss per share is computed using the weighted average number of common shares outstanding. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect would be anti-dilutive. At June 30, 2008, the Company excluded stock equivalents from its loss per share calculation as the effect was anti-dilutive.

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

ANGSTROM MICROSYSTEMS CORP. (Formerly Angstrom Technologies Corp.) Notes to Interim Consolidated Financial Statements June 30, 2008 (Unaudited)
3.	SIGNIFICANT ACCOUNTING POLICIES - continued

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interimperiods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

Beginning January 1, 2008, the Company partially applied FAS 157 as allowed by FASB Staff Position (“FSP”) 157- 2, which delayed the effective date of FAS 157 for non-financial assets and liabilities. As of January 1, 2008 the Company has applied the provisions of FAS 157 to its financial instruments and the impact was not material. Under FSP 157-2, the Company will be required to apply FAS 157 to its non-financial assets and liabilities beginning January 1, 2009. Management is currently reviewing the applicability of FAS 157 to the Company’s non-financial assets and liabilities and the potential impact that application will have on its consolidated statements.

.

ANGSTROM MICROSYSTEMS CORP. (Formerly Angstrom Technologies Corp.) Notes to Interim Consolidated Financial Statements June 30, 2008 (Unaudited)
3.	SIGNIFICANT ACCOUNTING POLICIES - continued

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133 (“FAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently has no entities or arrangements that will be affected by the adoption of FAS 161. However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

ANGSTROM MICROSYSTEMS CORP. (Formerly Angstrom Technologies Corp.) Notes to Interim Consolidated Financial Statements June 30, 2008 (Unaudited)
4.	MINERAL EXPLORATION PROPERTY

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

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

June 30,2008
and
December 31,
2007
Furniture and fixtures	$52,212
Computer equipment and software	111,565
Leasehold improvements	120,869
284,646
Less: Accumulated depreciation	(284,646)

$-

ANGSTROM MICROSYSTEMS CORP.
(Formerly Angstrom Technologies Corp.)
Notes to Interim Consolidated Financial Statements
June 30, 2008
(Unaudited)

6	.	ACCRUED LIABILITIES

		Accrued liabilities consisted of the following:

			June 30, 2008	December 31,
				2007
		Accrued bonus to director	$80,000	$-
		Accrued payroll	69,458	-
		Accrued warrant reserve	57,000	-
		Accrued professional	35,500	25,808
		Accrued management fees	22,500	10,500
		Other	48,234	7,361
		Total	$312,692	$43,669

7	.	COMMON STOCK TRANSACTIONS

Private Placements

In December 2007, the Company entered into a subscription agreement to issue 600,000 units at $0.04 per unit each unit comprising one common share and one common share purchase warrant, for net proceeds of $18,080. Each share purchase warrant entitles the unit holder to purchase one common share for $0.06 on or before December 22, 2009. The units were issued subsequent to January 2008.

In January 2008, the Company closed a non-brokered private placement for 1,500,000 units at $0.04 per unit, each unit comprising one common share and one common share purchase warrant, for net proceeds of $54,000. Each share purchase warrant entitles the unit holder to purchase one common share for $0.06 on or before January 25, 2010.

In June 2008, Angstrom closed several private placements totaling 1,250,000 units at a price of $1.00 per unit for net proceeds of $1,106,000. Each unit comprised one common share of the Company and one-half share purchase warrant. One full purchase warrant is required to acquire one additional share at a price of $1.20 per share for a period of two years from the closing date.

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

ANGSTROM MICROSYSTEMS CORP.

(Formerly Angstrom Technologies Corp.)

Notes to Interim Consolidated Financial Statements

June 30, 2008

(Unaudited)

8. STOCK PLANS AND STOCK BASED COMPENSATION

The Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123(R) requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Equity compensation expense recognized under the modified-prospective transition method of SFAS No. 123(R) includes share-based compensation determined by using the grant-date fair value in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, for all share-based payments granted prior to and not yet vested as of January 1, 2006. It also includes share-based compensation estimated as of the grant date and based on the fair value of the award in accordance with SFAS No. 123(R), for all share-based payments granted after January 1, 2006.

SFAS No. 123(R) eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123(R), the Company accounted for its stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

In addition, FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)”, provides additional guidance regarding the accounting treatment for freestanding financial instruments originally issued as employee compensation. Specifically, this instrument would be subject to the recognition and measurement provisions of SFAS 123(R) throughout the instrument’s life, provided the terms of the instrument are not modified after the rights conveyed by the instrument no longer are dependent on whether the holder is an employee.

The guidance in this FSP supersedes FSP EITF 00-19-1, ”Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation”, and amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This FSP is effective upon initial adoption of SFAS 123(R).

Stock options employees and directors - On April 8, 2008, the Board of Directors adopted an Incentive Stock Option Plan (the “Plan”). Under the Plan, options to acquire shares of common stock of the Company may be granted to directors, officers, consultants and employees of the Company. A total of 10,000,000 shares of common stock are authorized for issuance under the Plan. The Company granted 734,470 options at an exercise price of $0.20 - $0.25, vesting on an annual basis, expiring 10 years after issuance. These stock options granted have been valued at $1,115,462, using the Black-Sholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rates of 3.34%, a dividend yield of 0% and volatility rates of 119%.

The following is a summary of options activity during the period ended June 30, 2008:
	Number of Shares	Exercise Price
Balance, December 31, 2007	-	-
Options granted	734,470	$0.20
Options exercised or cancelled	-	-
Balance, June 30, 2008	734,470	0.20
Number of options exercisable at June 30, 2008	-	-

An additional 3,700,000 options to purchase common stock of the Company were granted to an officer of the Company in April 2008 at an exercise price of $0.50 per share, expiring in 5 years, vesting according to the attainment of certain milestones of the Company’s operations. No value has been ascribed to these options.

ANGSTROM MICROSYSTEMS CORP. (Formerly Angstrom Technologies Corp.) Notes to Interim Consolidated Financial Statements June 30, 2008 (Unaudited) 9. INCOME TAXES
a)	Provision for Income Taxes - Current

The difference between the actual income tax recovery and the expected corporate income tax recovery relates to losses not recognized. The following table summarizes the differences from the statutory rate of approximately 40% (2007 – 34%) to the Company’s current tax provision recorded.

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2007

Loss before recovery of income taxes	$(1,509,607)	$(25,350)

Expected income tax recovery at statutory rates	(603,843)	(8,619)
Stock based compensation	446,185
Increase in valuation allowance with respect to
current period loss	157,658	8,619
Provision for income taxes - current	$-	$-

b)	Deferred Income Taxes

The Company has provided a full valuation allowance against future tax assets at June 30, 2008 due to uncertainties in the Company’s ability to utilize the future tax benefits.

c)	Tax Loss Carry-forwards

At June 30, 2008, the Company had approximately $4,300,000 of non-capital losses carried forward available to reduce future taxable income at various dates through 2028.

10.RELATED PARTY TRANSACTIONS AND BALANCES

(a)	The Company entered into an agreement with a director to serve the Company and its subsidiary as an executive officer. In consideration, the Company has agreed to pay $500 U.S. per month. The agreement may be terminated by the director by giving 30 days written notice or by the Company at any time with 30 days written notice.

Termination of the agreement by the Company requires the Company to make no other payments except for outstanding amounts of salary and expenses. Management fees of $NIL were incurred for the six months ended June 30, 2008 (2007 - $3,000).

ANGSTROM MICROSYSTEMS CORP. (Formerly Angstrom Technologies Corp.) Notes to Interim Consolidated Financial Statements June 30, 2008 (Unaudited)

10.RELATED PARTY TRANSACTIONS AND BALANCES - continued

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

.

Both contracts were terminated in September 2007 and, effective October 11, 2007, the director resigned.

(b)	The Company entered into a one-year agreement commencing October 1, 2007 with a director to serve the Company and its subsidiary as an executive officer. In consideration, the Company has agreed to pay $36,000 U.S. per annum and a travel allowance of $500 U.S. per month. Management fees of $18,000 and a travel allowance of $3,000 were charged for the six months ended June 30, 2008 (2007 - $NIL) and the unpaid portion of these fees in the amount of $22,500 (2007- $NIL) is included in accrued liabilities.

(c)	The Company incurred costs associated with the issuance of shares in the amount of $150,000 for the six months ended June 30, 2008 (2007 - $0) from a Company related to a director of Angstrom.

(d)	The Company received advances from shareholders who are also directors. The advance is non-interest bearing, unsecured and without specific terms of repayment.

(e)	The Company has an agreement with an entity related to a director of Angstrom to assist in raising capital whereby two million options will be granted to purchase common shares of the Company at $0.25 per share, based on one option for each dollar of financing raised to a maximum of two million options, exercisable for a period of five years. This business will further provide consulting services to the Company for a minimum term of 12 months at $12,000 per month. The granting of the options and consulting contract take effect once the first tranche of $2,000,000 is raised. At June 30, 2008, this condition had not been satisfied and as such, the options have not been granted and no consulting fees charged. Upon completion of financing exceeding $3,000,000, the Company will issue to this party common shares equal to 8.5% of the total shares issued and outstanding capital stock of the Company.

The value of transactions with related parties is based on the exchange amounts, representing the amounts established and agreed on by the related parties.

11. CONTINGENCIES

At June 30, 2008, several of the Company’s trade creditors have filed suits or claims against Angstrom seeking repayment of unpaid invoices aggregating approximately $167,000. In addition, certain of these creditors have obtained default judgements against the Company. Angstrom, through its attorneys, has entered into negotiations with creditors representing the majority of the total amounts owed. The Company has reached firm or tentative agreements with the majority of these creditors and the accompanying financial statements reflect all material adjustments as a result of these agreements.

12. COMPARATIVE NUMBERS

Certain comparative numbers have been reclassified to conform with the presentation adopted in the current period.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

On March 27, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Angstrom Microsystems Inc. (“AMI”) and Angstrom Acquisition Corp. (“Angstrom Sub”), a private Delaware corporation formed for the purpose of acquiring all of the outstanding shares of AMI thereby merging Angstrom Sub and resulting in “Angstrom Microsystems Inc.” being a direct, wholly-owned subsidiary of Angstrom. Under the terms of the Merger Agreement we agreed, among other things, to issue up to 6,927,816 shares of our common stock to the shareholders of AMI on a basis of 1.1 Angstrom shares for each one AMI share held.  Effective April 9, 2008, we closed our acquisition of AMI and Angstrom Sub was merged into AMI with AMI being the sole surviving entity under the name “Angstrom Microsystems Inc.” and Angstrom Technologies Corp. being the sole shareholder of the surviving entity.

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

Over the next 12 months, we plan to continue development of our software and hardware products.  In addition, we intend to expand our sales force by direct hiring and/or strategic acquisitions.  Angstrom plans to continue building its Green computing brand and market it at tradeshows, publications and through partners.   We anticipate that we will have to raise additional funds through private placements of our equity securities and/or debt financing to complete our business plan. There is no assurance that the financing will be completed as planned or at all. We have not been successful raising the funding necessary to proceed with our business plan. Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Recent Corporate Developments

Since the end of our last quarter, we have experienced the following significant corporate developments:

1.

Following completion of all of the closing conditions of the Merger Agreement, on April 9, 2008, Angstrom Sub was merged into AMI with AMI being the sole surviving entity under the name “Angstrom Microsystems Inc.” and Angstrom Sub being the sole shareholder of the surviving entity.  Upon due delivery of an executed letter of transmittal, accredited investor certificate and old AMI share certificate, AMI stockholders shall receive up to an aggregate of 6,927,816 shares of our common stock representing approximately 30% of the issued and outstanding shares of the Company after issuance of the shares. Also in connection with the closing of the Merger Agreement, the Company issued 734,470 options to employees of AMI pursuant to the 2008 Incentive Stock Option Plan adopted by the Company at closing. Pursuant to the terms of the Merger Agreement, all of the shareholders of AMI which are to receive securities of Angstrom in connection with the merger agree to use their best efforts for a two year period following closing of the transaction (the “Lock-Up Period”), not to directly or indirectly offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any ATC shares acquired or acquirable by them pursuant to the Merger Agreement. ATC agreed following the Lock-Up Period that it will register the ATC shares issued to the ATC shareholders upon request.

2.

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

3.

Effective April 21, 2008, we changed our name from “Angstrom Technologies Corp.” to “Angstrom Microsystems Corp.”. The name change has been effected pursuant to a merger with our wholly owned subsidiary Angstrom Microsystems Corp. which was incorporated specifically for the purpose of changing our name.  The name change became effective with the Over-the-Counter Bulletin Board on May 2, 2008 under the new stock symbol “AGMS”.  Our new CUSIP number is 035205 103.

4.

Effective May 2, 2008, in accordance with the terms of the Merger Agreement, we appointed Lalit Jain, Nand Todi, and To-Hon Lam as members of our board of directors.  Also effective May 2, 2008, we appointed Lalit Jain as our President. Mr. Jain is presently our President, Chief Executive Officer and chairman of the board of directors. Alpha Pang remains as Chief Financial Officer, Secretary, Treasurer and member of the Board.

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

Plan of Operation

Over the next 12 months, we plan to continue development of our software and hardware products.  In addition, we intend to expand our sales force by direct hiring and/or strategic acquisitions.  Angstrom plans to continue building its Green Computing brand and market it at tradeshows, publications and through partners.

Cash Requirements

Over the next 12 months we anticipate that we will incur the following operating expenses:

Expense	Amount
Office space	$140,000

Professional fees	$250,000
Travel expenses	$80,000
General and administrative	$200,000
Employee Salaries	$1,000,000
Marketing and Sales	$1,100,000
Research and Development	$1,000,000
Consulting Fees	$650,000
Total	$4,420,000

Our estimated expenses over the next 12 months are approximately 4,420,000 and our - bank indebtedness as at June 30, 2008 is $13,220.    We will have to raise additional funds through private placements of our equity securities and/or debt financing to satisfy our working capital requirement and implement our business plan.. There is no assurance that the financing will be completed as planned or at all.

Results of Operation

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended June 30, 2008 which are included herein.  Our operating results for the quarters ended June 30, 2008 and 2007 are summarized as follows:

Expenses	Three Months Ended June 2008	Three Months Ended June 2007	Six Months Ended June 2008	Six Months Ended June 2007
Revenue	$29,692	$0	$29,692	$0
Gross Profit	7,868	0	7,868	0
Selling, general and administrative	282,312	14,866	330,857	25,350
Research and development	71,156	0	71,156	0
Stock based compensation	1,115,462	0	1,115,462	0
Loss for period	$1,461,062	$14,866	$1,509,607	$25,350

Revenues

 We had one sale from the acquisition date of April 9, 2008 to the end of the quarter in the amount of $29,962; this amount representing the sole revenue generated since our inception on February 24, 2005.Expenses

The increase in our general and administrative expenses for the period ended June 30, 2008 was primarily due to  our inclusion of the results of operations for AMI from the acquisition date.  Siginificant expenses for AMI were legal fees associated with the on-going resolution of our supplier claims of approximately $93,000 and wages of approximately $65,000.  The major component of our research and development costs was wages of approximately $34,000.

Liquidity and Capital Resources

Working Capital

	June 30, 2008	March 31, 2008	Change
Current Assets	$177,381	$41,122	331%
Current Liabilities	$1,479,594	$230,634	542%
Working Capital Surplus (Deficit)	$(1,302,213)	$(189,512)	587%

Cash Flows

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flow from operating activities	$(1,065,889)	$(30,436)	$(1,130,452)	$(59,294)
Cash flow used in investing activities	0	0	0	0
Cash provided by financing activities	1,079,409	25,844	1,105,558	58,926
Foreign exchange effect on cash	0	(739)	0	(376)
Net increase (decrease) in cash	$(13,520)	$(5,511)	$(24,894)	$744

We were indebted to our bank in the amount of $13,220 and a working capital deficit of $1,302,213 as of June 30, 2008.  We anticipate that we will incur approximately $4,420,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next 12 months.  Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities

Cash used in operating activities was funded by $1,105,558 cash from financing activities.

Cash from Financing Activities

Cash generated by financing activities is attributable to the private placement financings of our common stock in January and April 2008 and advances from shareholders.

Going Concern

We have historically incurred losses and have incurred losses of $ 1,977,866 since inception.  Because of these historical losses, we will require additional working capital to develop our business operations.  We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Revenue Recognition

Revenue consists primarily of sales of rackmount servers. — Revenue from product sales is recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. Under SAB 104, revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met upon shipment to customers. Revenue from consulting services is recognized as the services are performed.  Brokerage fees are earned when the product is shipped to the ultimate customer.  Revenues are recorded net of discounts, rebates and estimated returns.  Customer payments received in advance of product shipments are recorded as unearned revenue. Shipping and handling costs incurred are included in the cost of revenue.

The Company provides standard warranties for its product for a period of up to three years from the date of shipment. Estimated warranty obligations are recorded at the time of sale.

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

Inventory

Inventory, comprised principally of raw materials, is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. This policy requires Angstrom to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for its products.

Research and Development and Computer Software Development Costs

Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86,” Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed”) and capitalized thereafter when significant to the Company’s financial position or results of operations.  No software development costs were capitalized during the period ended June 30, 2008, since costs incurred subsequent to establishment of technological feasibility were not significant.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.  As at June 30, 2008, we had no cash equivalents.

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

Financial Instruments

The carrying values of the our company’s financial instruments, which comprise cash, accounts payable and accrued liabilities and due to shareholder, approximate their fair values due to the immediate or short-term maturity of these instruments.  Our operations are in Canada which results in exposure to risks from changes in foreign currency rates and the degree of volatility of these rates.  We do not use derivative instruments to reduce our exposure to foreign currency risk.  Unless otherwise noted, it is management’s opinion that our company is not exposed to significant interest or credit risks in respect of its financial instruments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Controls and Procedures

As of June 30, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

1.

Cooljag U.S.A. v. Angstrom Microsystems, Inc., Boston Municipal Court, docket number 07-01-CV-002041.  This is a default judgment against AMI in the amount of $14,997.74, exclusive of  interest and costs.

2.

Tester v. Angstrom Microsystems, Inc., San Diego County, Calif. Superior Court, Case No. 07-2007-00054558. This is a default judgment against AMI in San Diego County, CA Superior Court in the amount of $17,100  exclusive of interest and costs.

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

ITEM 1A.  RISK FACTORS

This quarterly report contains forward-looking statements that include, among other things, statements of business objectives relating to our business, statements as to the revenue and profitability of our company as well as other statements of expectations, belief, business plans and strategies, anticipated developments and other matters that are not historical facts.  Our Directors caution potential investors that there are risks and uncertainties associated with the investment in our company and actual events or results may differ materially from those expressed or implied by the statements contained in this report.  Potential investors should carefully consider all the information set out in this report and in particular should evaluate the following risks before deciding to invest in our company.

Technological change and evolving industry standards

The information technology industry is a fast developing industry and it’s characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent introductions of new products and services.  If companies in the IT industry do not keep up with the most up-to-date technologies, they may find it difficult to compete with others who are able to keep abreast of the changes.  There is no assurance that we will continue to be able to do so in the future.  Our business will be adversely affected if it is unable to successfully introduce new technology and enhancements and respond to rapid technology changes.

Our Directors believe that our company’s ability to compete successfully is also dependent upon the continued compatibility to its technology with products and architectures offered by other companies.  The introduction of new products or services by our company or our competitors and any change in industry standards could cause customers to defer or cancel purchases of existing products and services, which may have a material adverse effect on our business, financial condition and results of operation.  In addition, services or technologies developed by others could render our services or technologies uncompetitive or obsolete.  While attention is paid to perceive changed in major trends in the market, our company is still vulnerable to significant loss die to misinterpretation of market conditions.

Credit line risks

Our company requires credit line to compete deployments that are typically capital intensive.  We may not be able to obtain these credit lines from banks or other financial resources.  We may not be able to accept orders in such cases, and thus can significantly and negatively affect the sales revenues or margins of our company.

Implementation of business plan may not be successful

Our Directors expect that there will be a period of rapid growth in the future as a result of the implementation of the Business Plan.  This could place significant strain on our company’s managerial, operational and financial resources.  To accommodate this growth, we must implement new or upgrade our existing operating and financial systems, procedures and controls.  Failure of our company to manage its expansion or to obtain adequate financing in a timely manner may result in increased expenses or affect the implementation of the Business Plan and in turn slow down the pace of growth and affect our financial position and profitability.

Reliance on key management

Our success is, to a substantial extent, attributable to the strategy and vision of our founder and the efforts of certain key members of its management team, in particular, Lalit Jain, CEO and President of Angstrom.  The details of the management team are set out in the section headed “Management Team” of this prospectus. In view of his knowledge and experience of our business, his continued involvement is important to the future prospects of our company.  Should he cease to be involved in our business operations, our profitability may be adversely affected.

Risk of infringement of intellectual property by third parties

Mr. Jain has filed U.S. provisional patent applications that he intends to license to our company.  At this point, we cannot guarantee whether these provisional patent applications will result in the issuance of a patent or patents.

Our success partially depends on its ability to protect its proprietary technologies and processes.  We relies upon patents, copyrights, and trade secrets, laws and will also rely upon confidentiality and non-disclosure agreements and other measures to establish and protect its proprietary rights to its technologies, products and services.  Such protection may not be able to preclude competitors from infringing our intellectual property rights in its technologies, products and services.  Despite such precaution, it may be possible for a third party to copy or otherwise obtain and use such contents and technologies without our authorization, or to develop such technology independently.  There can also be no assurance that other companies will not obtain patents similar to or challenge the patents obtained by us.  In addition, policing unauthorized use of our proprietary contents and technology is difficult and there can be no assurance that the steps taken by us will prevent misappropriation or infringement of its rights.  In addition, legal proceedings may be necessary in the future to enforce our intellectual property rights, to protect its trade secrets and confidential information or to determine the validity and scope of the proprietary rights of others.  This could result in substantial costs and diversion of our resources and could have a material adverse effect on its business, financial condition and results of operations.  If a significant portion of our intellectual property is copies, reproduced or used without our authorization, our business may be adversely affected.

In developing our technologies, products and services, we have used various technologies or know-how which we believe are in the public domain, licensed to us or otherwise have the right to use.  There can be no assurance, however, that third parties will not institute patent or other intellectual property infringement claims against us with respect to such technologies, products and services.

Our directors are not aware of any alleged claims of infringement of patents, copyrights or other intellectual property rights held by third parties in respect of the products manufactured by us. Thus, our Directors are not able to ascertain to the intellectual property of others. Intellectual property litigation is expensive and time consuming, and successful infringement claims against us may result in substantial monetary liability or disruption to our business.

Demand for technical and marketing personnel

The success of our operations lies in our ability to attract and retain employees with the appropriate technical expertise or business experience.  A shortage of key staff may reduce our ability to expand.

Size of competitors

Our competitors are large and better established – such as IBM, HP and Dell.  Marketing of such competitors or introduction of similar products, regardless of our proven superiority in products, can result in a reduction of sales of our products.  This may result in an adverse effect to the our business.

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

Products developed by us require proprietary protection

We seek to protect our products through trade names, trademarks, copyrights and licenses. Despite our efforts to protect and maintain our proprietary rights, there can be no assurance that we will be successful in doing so or that our competitors will not independently develop or patent products that are substantially equivalent or superior to our products.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Lalit Jain

President and Chief Executive Officer
(Principal Executive Officer)

August 19, 2008

Alpha Pang

Chief Financial Officer, Treasurer and Secretary

(Principal Financial Officer and Chief Accounting Officer)

August 19, 2008