Form 10-Q/A
period 2008-06-30
Angstrom Microsystems Corp.
filed 2008-09-03
CIK 1378214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2008

or

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to:
Commission File Number:	000-51163
ANGSTROM MICROSYSTEMS CORP.
(Exact name of registrant as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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

ANGSTROM MICROSYSTEMS CORP.
(Formerly Angstrom Technologies Corp.)
Interim Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007

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

ANGSTROM MICROSYSTEMS CORP.
(Formerly Angstrom Technologies Corp.)
Interim Consolidated Statements of Cash Flows (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008		2007	2008		2007

Cash flow from operating activities
Net loss for the period	$(1,461,062)	$(14,866)		$(1,509,607)	$(25,350)
Items not affecting cash:
Stock based compensation	1,115,462		-	1,115,462		-
	(345,600)		(14,866)	(394,145)		(25,350)

Changes in non-cash working capital
Inventory	(12,302)		-	(12,302)		-
Prepaid expenses and other assets	24,422			(9,618)		5,000
Accounts payable and accrued liabilities	(720,756)		(15,750)	(675,694)		(38,944)

	(1,054,236)		(30,436)	(1,091,759)		(59,294)

Cash flow from financing activities
Advances(repayments) from(to) shareholders	(18,593)		25,844	(46,444)		58,926
Increase (decrease) in borrowings under
bank indebtedness, net	(27,932)		-	(27,932)		-
Net cash proceeds from issue of
common shares	1,106,000		-	1,160,000		-

	1,059,475		25,844	1,085,624		58,926

Effect of Foreign Exchange Rate Changes	-		(739)	-		(376)

Increase (decrease) in cash	5,239		(5,511)	(6,135)		744

Cash, beginning of period	300		11,536	11,674		6,769

Cash, end of period	$5,539		$6,025	$5,539		$6,025
Supplemental Information:
Interest paid	$-	$	-	$-	$	-
Income taxes paid	$-	$	-	$-	$	-

The accompanying notes are an integral part of these interim consolidated financial statements.

ANGSTROM MICROSYSTEMS CORP.
(Formerly Angstrom Technologies Corp.)
Interim Consolidated Statement of Shareholders’ Equity (Deficiency) (Unaudited)

For (Unaudited) the Period from January 1, 2007 to June 30, 2008
						Accumulated
		Common Shares				Other
			Additional	Units Accumulated Comprehensive
	Shares Amount Paid-In Capital Subscribed Deficit					Income (Loss) Total
		$	$	$	$	$	$

Balance, December 31, 2006	13,952,000	13,952	90,998	-	(177,777)	(766)	(73,593)
Funds received for units subscribed	-	-	-	18,080	-	-	18,080
Net loss	-	-	-	-	(139,454)	-	(139,454)

Balance, December 31, 2007	13,952,000	13,952	90,998	18,080	(317,231)	(766)	(194,967)

Stock issued for cash at $0.001	2,100,000	2,100	69,980	(18,080)	-	-	54,000
Net Loss for quarter	-	-	-	-	(48,545)	(766)	(48,545)
Balance, March 31, 2008	16,052,000	16,052	160,978	-	(365,776)	(766)	(189,512)

Stock issued for cash at $0.001	1,250,000	1,250	1,104,750	-	-	-	1,106,000
Stock issued to acquire Angstrom
Microsystems Corp.	6,927,816	6,928	119,158	-	-	-	126,086
Current period vesting of employees’ options	-	-	1,115,462	-	-	-	1,115,462
Net loss for quarter	-	-	-	-	(1,461,062)	-	(1,461,062)

Balance, June 30, 2008	24,229,816	24,230	2,500,348	-	(1,826,838)	(766)	696,974

The accompanying notes are an integral part of these interim consolidated financial statements.

ANGSTROM MICORSYSTEMS CORP. (Formerly Angstrom Technologies Corp.) Notes to Interim Consolidated Financial Statements (Unaudited) June 30, 2008
1.	BASIS OF PRESENTATION AND GOING CONCERN

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

ANGSTROM MICORSYSTEMS CORP. (Formerly Angstrom Technologies Corp.) Notes to Interim Consolidated Financial Statements (Unaudited) June 30, 2008
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

ANGSTROM MICORSYSTEMS CORP. (Formerly Angstrom Technologies Corp.) Notes to Interim Consolidated Financial Statements (Unaudited) June 30, 2008

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

ANGSTROM MICORSYSTEMS CORP. (Formerly Angstrom Technologies Corp.) Notes to Interim Consolidated Financial Statements (Unaudited) June 30, 2008
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

ANGSTROM MICORSYSTEMS CORP. (Formerly Angstrom Technologies Corp.) Notes to Interim Consolidated Financial Statements (Unaudited) June 30, 2008
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

Intangible Assets

The Company accounts for intangible assets acquired in the acquisition of Angstrom Acquisition Corp. (note 2) in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", ("SFAS No. 142"). The Company periodically evaluates its intangible assets. The process of evaluating the potential impairment of intangibles is highly subjective and requires significant judgment. The Company estimates expected future cash flows then compare the carrying value of intangibles to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

.

ANGSTROM MICORSYSTEMS CORP. (Formerly Angstrom Technologies Corp.) Notes to Interim Consolidated Financial Statements (Unaudited) June 30, 2008
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

ANGSTROM MICORSYSTEMS CORP. (Formerly Angstrom Technologies Corp.) Notes to Interim Consolidated Financial Statements (Unaudited) June 30, 2008
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
Notes to Interim Consolidated Financial Statements (Unaudited)
June 30, 2008

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

Shares Issued upon Acquisition

See note 2.

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

ANGSTROM MICORSYSTEMS CORP.
(Formerly Angstrom Technologies Corp.)
Notes to Interim Consolidated Financial Statements (Unaudited)
June 30, 2008

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

The following is a summary of options activity during the period ended June 30, 2008:
	Number of Shares	Exercise Price
Balance, December 31, 2007	-	-
Options granted	734,470	$0.217
Options exercised or cancelled	-	-
Balance, June 30, 2008	734,470	0.217
Number of options exercisable at June 30, 2008	-	-

An additional 3,700,000 options to purchase common stock of the Company were granted to an officer of the Company in April 2008 at an exercise price of $0.50 per share, expiring in 5 years, vesting according to the attainment of certain milestones of the Company’s operations. No value has been ascribed to these options.

ANGSTROM MICORSYSTEMS CORP. (Formerly Angstrom Technologies Corp.) Notes to Interim Consolidated Financial Statements (Unaudited) June 30, 2008 9. INCOME TAXES
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

ANGSTROM MICORSYSTEMS CORP. (Formerly Angstrom Technologies Corp.) Notes to Interim Consolidated Financial Statements (Unaudited) June 30, 2008

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

ANGSTROM MICORSYSTEMS CORP. (Formerly Angstrom Technologies Corp.) Notes to Interim Consolidated Financial Statements (Unaudited) June 30, 2008

13.  PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information presents the Company's revenue, income before extraordinary items and the cumulative effect of accounting changes, including such income on a per share basis, and net income and net income per share, under SEC regulation S-X 10-01(b) (4), as though the companies had combined at the beginning of the period being reported on. There were no extraordinary items and no accounting changes had a material effect on the Company's net income or net income per share for the periods presented.

Six Months Ended June 30, 2008
Revenue	$139,672
Net loss	(941,532)
Net loss per share	(0.04)

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

Revenues

 We had one sale from the acquisition date of April 9, 2008 to the end of the quarter in the amount of $29,962; this amount representing the sole revenue generated since our inception on February 24, 2005.

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

Liquidity and Capital Resources

Working Capital

	June 30, 2008	March 31, 2008	Change
Current Assets	$177,381	$41,122	331%
Current Liabilities	$1,479,594	$230,634	542%
Working Capital Surplus (Deficit)	$(1,302,213)	$(189,512)	587%

Cash Flows

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flow from operating activities	$(1,054,236)	$(30,436)	$(1,091,759)	$(59,294)
Cash flow used in investing activities	0	0	0	0
Cash provided by financing activities	1,059,475	25,844	1,085,624	58,926
Foreign exchange effect on cash	0	(739)	0	(376)
Net increase (decrease) in cash	$(5,239)	$(5,511)	$(6,135)	$744

We were indebted to our bank in the amount of $18,759 which was offset by cash on deposit of $5,539 and had a working capital deficit of $1,302,213 as of June 30, 2008.  We anticipate that we will incur approximately $4,420,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next 12 months.  Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities

Cash used in operating activities was funded by $1,085,624 from financing activities.

Cash from Financing Activities

Cash generated by financing activities is attributable to the private placement financings of our common stock in January and April 2008 and advances from shareholders.

Going Concern

We have historically incurred losses and have incurred losses of $ 1,826,838 since inception.  Because of these historical losses, we will require additional working capital to develop our business operations.  We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

August _____, 2008

Alpha Pang

Chief Financial Officer, Treasurer and Secretary

(Principal Financial Officer and Chief Accounting Officer)

August _____, 2008