Form 10-Q
period 2008-09-30
Angstrom Microsystems Corp.
filed 2008-11-20
CIK 1378214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2008

or

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to:
Commission File Number:	000-51163
ANGSTROM MICROSYSTEMS CORP.
(Exact name of registrant as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  24,229,816 shares of common stock issued and outstanding as of November 12, 2008

PART I FINANCIAL INFORMATION

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

ITEM 1.  FINANCIAL STATEMENTS

ANGSTROM MICROSYSTEMS CORP.
(Formerly Angstrom Technologies Corp.)
Interim Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
	2008	2007

ASSETS
Current
Cash and cash equivalents	$ 1,770	$ 11,674
Accounts receivable	37,115	-
Inventory, net	151,275	-
Prepaid and other assets	16,733	6,782

	206,893	18,456
Property and equipment, net	-	-
Patents	200,000	-
Goodwill	1,799,186	-

	$ 2,206,079	$ 18,456

LIABILITIES
Current liabilities
Bank indebtedness	$ 20,469	$ -
Accounts payable	1,030,921	-
Accrued liabilities	346,362	43,669
Convertible note	61,974	-
Due to shareholders	169,786	169,754

	1,629,512	213,423

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Authorized:
150,000,000 common voting stock with a par value
of $0.001 per share
Issued:
24,229,816 common shares (December 31, 2007 – 13,952,000
common shares)	24,230	13,952
Additional paid-in capital	2,511,975	90,998
Funds advanced for units subscribed	-	18,080
Accumulated other comprehensive loss	(766)	(766)
Accumulated deficit	(1,958,872)	(317,231)

	576,567	(194,967)

	$ 2,206,079	$ 18,456

Going Concern

The accompanying notes are an integral part of these interim consolidated financial statements.

ANGSTROM MICROSYSTEMS CORP.
(Formerly Angstrom Technologies Corp.)
Interim Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$ 37,115	$ -	$ 66,807	$ -

Cost of Sales	26,277	-	48,101	-

Gross Profit	10,838	-	18,706	-

Expenses
Selling, general and administrative	124,765	37,954	455,622	63,301
Research and development	16,702	-	87,858	-
Interest on convertible note	795	-	795	-
Accretion on convertible note	610	-	610	-
Stock based compensation	-	-	1,115,462	-

	142,872	37,954	1,660,347	63,301

Net loss for the period	$ (132,034)	$ (37,954)	$(1,641,641)	$ (63,301)

Basic and diluted loss
per common share	$ (0.01)	$ (0.00)	$ (0.08)	$ (0.00)

Weighted average number of
common shares outstanding	24,229,816	13,952,000	21,015,285	13,952,000

The accompanying notes are an integral part of these interim consolidated financial statements.

ANGSTROM MICROSYSTEMS CORP.
(Formerly Angstrom Technologies Corp.)
Interim Consolidated Statements of Cash Flows (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007

		Three Months Ended	Nine Months Ended
		September 30,	September 30,
	2008	2007	2008	2007

Cash flow from operating activities
Net loss for the period	$ (132,034)	$ (37,954)	$ (1,641,641)	(63,301)
Items not affecting cash:
Consulting fees performed in
exchange for warrants	491	-	491	-
Accretion on convertible note	610	-	610	-
Stock based compensation	-	-	1,115,462	-
Changes in non-cash working capital
Accounts receivable	(37,115)	-	(37,115)	-
Inventory	-	-	(12,302)	-
Prepaid expenses and other assets	3,836	(733)	(5,782)	3,023
Accounts payable and accrued liabilities	39,757	29,115	(635,937)	(8,524)

	(124,455)	(9,572)	(1,216,214)	(68,802)

Cash flow from financing activities
Advances from shareholders	46,476	11,320	32	64,853
Increase (decrease) in borrowings
under bank indebtedness, net	1,710	-	(26,222)	-
Issue of convertible note	72,500	-	72,500	-
Net cash proceeds from issue of
common shares	-	-	1,160,000	-

	120,686	11,320	1,206,310	64,853

Effect of foreign exchange rate changes	-	(7,369)	-	(2,416)

Decrease in cash	(3,769)	(5,621)	(9,904)	(6,365)

Cash, beginning of period	5,539	6,025	11,674	6,769

Cash, end of period	$ 1,770	$ 404	$ 1,770	$ 404

Supplemental Information:
Interest paid	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these interim consolidated financial statements.

ANGSTROM MICROSYSTEMS CORP.
(Formerly Angstrom Technologies Corp.)
Interim Consolidated Statement of Shareholders’ Equity (Deficiency) (Unaudited)
For the Period from January 1, 2007 to September 30, 2008
						Accumulated
		Common Shares				Other
			Additional	Units	Accumulated	Comprehensive
	Shares	Amount	Paid-In Capital	Subscribed	Deficit	Income (Loss)	Total
		$	$	$	$	$	$

Balance, December 31, 2006	13,952,000	13,952	90,998	-	(177,777)	(766)	(73,593)
Funds received for units subscribed	-	-	-	18,080	-	-	18,080
Net loss	-	-	-	-	(139,454)	-	(139,454)

Balance, December 31, 2007	13,952,000	13,952	90,998	18,080	(317,231)	(766)	(194,967)

Stock issued for cash at $0.04	2,100,000	2,100	69,980	(18,080)	-	-	54,000
Net loss for quarter	-	-	-	-	(48,545)	-	(48,545)

Balance, March 31, 2008	16,052,000	16,052	160,978	-	(365,776)	(766)	(189,512)

Stock issued for cash at $1.00	1,250,000	1,250	1,104,750	-	-	-	1,106,000
Stock issued to acquire Angstrom
Microsystems Inc.	6,927,816	6,928	119,158	-	-	-	126,086
Current period vesting of employees’
options	-	-	1,115,462	-	-	-	1,115,462
Net loss for quarter	-	-	-	-	(1,461,062)	-	(1,461,062)

Balance, June 30, 2008	24,229,816	24,230	2,500,348	-	(1,826,838)	(766)	696,974

Warrants on convertible note	-	-	11,136	-	-	-	11,136
Consulting fees paid by issuance
of warrants	-	-	491	-	-	-	491
Net loss for the quarter	-	-	-	-	(132,034)	-	(132,034)

Balance, September 30, 2008	24,229,816	24,230	2,511,975	-	(1,958,872)	(766)	576,567

The accompanying notes are an integral part of these interim consolidated financial statements.

ANGSTROM MICROSYSTEMS CORP. (Formerly Angstrom Technologies Corp.)

Notes to Interim Consolidated Financial Statements (Unaudited)

September 30, 2008

1.	BASIS OF PRESENTAITON AND GOING CONCERN

Angstrom Microsystems Corp. (formerly Angstrom Technologies Corp.) (the “Company” or “Angstrom”) was incorporated in the state of Nevada, U.S.A. on February 24, 2005 as Sanford Exploration, Inc. (“Sanford”). The Company’s mineral exploration operations had been conducted by its wholly-owned subsidiary, Sanford Exploration (Canada), Inc., which was incorporated in the Province of British Columbia, Canada on March 14, 2005. The Company was an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”, and the Company’s cumulative since inception disclosures had been included in its consolidated financial statements through December 31, 2007. As a result the change of business described below, the Company is no longer considered a development stage company and, as such, all disclosure required under SFAS No. 7 have been discontinued.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of operations. The Company has generated minimal revenue since the inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at September 30, 2008, the Company has accumulated losses of $1,958,872 since inception and has a working capital deficiency of $1,422,619. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	ACQUISTION OF ANGSTROM MICROSYSTEMS INC.

Pursuant to a Letter of Agreement signed February 20, 2008 and effective March 27, 2008, ATC formed Angstrom Acquisition Corp. (the “Subsidiary”), a wholly-owned subsidiary which acquired all of the issued and outstanding shares of Angstrom Microsystems Inc. (“AMI”), a software and computer technology business located in Boston, Massachusetts, in exchange for 6,927,816 common shares of the Subsidiary. Upon completion of this transaction, ATC, AMI and the Subsidiary merged and continued operations under the name Angstrom Microsystems Corp. The value attributed to the common shares (being $126,086) was based on the share price of the most recent private placement completed in January 2008. For accounting purposes, the acquisition is considered a purchase by the Company. The estimated fair value of the assets and liabilities assumed on the acquisition date and calculation of goodwill are as follows:

Total assets	$ 145,148
Total liabilities	(2,018,248)
Deficiency	(1,873,100)
Fair value - patents acquired	(200,000)
Purchase price	126,086
Goodwill	$ 1,799,186

ANGSTROM MICROSYSTEMS CORP.

(Formerly Angstrom Technologies Corp.)

Notes to Interim Consolidated Financial Statements (Unaudited)

September 30, 2008

3. SIGNIFICANT ACCOUNTING POLICIES Basis of presentation

The accompanying unaudited consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 2007. Footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended December 31, 2007, has been omitted. The results of operations for the nine-month period ended September 30, 2008 are not necessarily indicative of results for the entire year ending December 31, 2008.

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

Revenue Recognition

Revenue consists primarily of sales of rackmount servers. Revenue from product sales is recognized in accordance with “Securities and Exchange Commission” (“SEC”) “Staff Accounting Bulletin No. 104” (“SAB 104”), “Revenue Recognition”. Under SAB 104, revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met upon shipment to customers. Revenue from consulting services is recognized as the services are performed. Brokerage fees are earned when the product is shipped to the ultimate customer. Revenues are recorded net of discounts, rebates and estimated returns. Customer payments received in advance of product shipments are recorded as unearned revenue. Shipping and handling costs incurred are included in the cost of revenue.

The Company provides standard warranties for its product for a period of up to three years from the date of shipment. Estimated warranty obligations are recorded at the time of sale.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. At September 30, 2008 and December 31, 2007, the Company had no cash equivalents.

ANGSTROM MICROSYSTEMS CORP.

(Formerly Angstrom Technologies Corp.)

Notes to Interim Consolidated Financial Statements (Unaudited)

September 30, 2008

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Accounts Receivable

The Company utilizes the allowance method for accounts receivable valuation, providing for allowances for estimated uncollectible accounts receivable. The Company routinely assesses the financial strength of its customers as part of its consideration of accounts receivable collectability by performing credit evaluations of customers. Trade receivables are not collateralized. As at September 30, 2008, the allowance for doubtful accounts was $Nil.

Long-lived Assets

In accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Furniture and fixtures	- 5 years
Computer equipment and software	- 3 years
Leasehold improvements	- Shorter of estimated useful life or term of lease

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

ii.	non-monetary items at the historical exchange rate; and

iii.	revenue and expenses at the average rate in effect during the applicable accounting period.

Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity (deficiency).

ANGSTROM MICROSYSTEMS CORP.

(Formerly Angstrom Technologies Corp.)

Notes to Interim Consolidated Financial Statements (Unaudited)

September 30, 2008

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Financial Instruments

The carrying values of the Company’s financial instruments, which comprise cash, accounts receivable, bank indebtedness, accounts payable and accrued liabilities, convertible note and due to shareholders, approximate their fair values due to the immediate or short-term maturity of these instruments. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Research and Development and Computer Software Development Costs

Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed”) and capitalized thereafter when significant to the Company’s financial position or results of operations. No software development costs were capitalized during the period ended September 30, 2008, since costs incurred subsequent to establishment of technological feasibility were not significant.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will be able to utilize the net operating losses carried forward in future years.

Basic and Diluted Loss per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. The standard requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the reporting period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of convertible debt, stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Basic and diluted loss per share is computed using the weighted average number of common shares outstanding. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect would be anti-dilutive. At September 30, 2008, the Company excluded stock equivalents from its loss per share calculation as the effect was anti-dilutive.

Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) “Share Based Payments”, using the modified retrospective transition method. The Company had not issued any stock options or share based payments prior to January 1, 2006. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123(R).

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs have been incurred by the Company to date.

ANGSTROM MICROSYSTEMS CORP.

(Formerly Angstrom Technologies Corp.)

Notes to Interim Consolidated Financial Statements (Unaudited)

September 30, 2008

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity.

Intangible Assets

The Company accounts for intangible assets acquired in the acquisition of Angstrom Microsystems Inc. (note 2) in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, (“SFAS No. 142”). The Company periodically evaluates its intangible assets. The process of evaluating the potential impairment of intangibles is highly subjective and requires significant judgment. The Company estimates expected cash flows then compares the carrying value of intangibles to the discounted cash flows. If the total of future cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the consolidated financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). The objective of FAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of FAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. In November 2007, the FASB announced an option to defer implementation of some of the requirements of this standard for certain non-financial assets and liabilities.

Beginning January 1, 2008, the Company partially applied FAS 157 as allowed by “FASB Staff Position” (“FSP”) 157-2, which delayed the effective date of FAS 157 for non-financial assets and liabilities. As of January1, 2008 the Company has applied the provisions of FAS 157 to its financial instruments and the impact was not material. Under FSP 157-2, the Company will be required to apply FAS 157 to its non-financial assets and liabilities beginning January 1, 2009. Management is currently reviewing the applicability of FAS 157 to the Company’s non-financial assets and liabilities and the potential impact that application will have on its consolidated financial statements.

ANGSTROM MICROSYSTEMS CORP.

(Formerly Angstrom Technologies Corp.)

Notes to Interim Consolidated Financial Statements (Unaudited)

September 30, 2008

3. SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157. As of January 1, 2008, the Company has applied the provisions of FAS 159 to its financial instruments and the impact was not material In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“FAS 141R”), replacing FAS 141, “Business Combinations” (“FAS 141”). This statement retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 termed the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its consolidated financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. This Statement clarifies that acquirers are required to expense costs related to any acquisitions. FAS 141R will apply prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. Early adoption is prohibited. The Company has not yet evaluated the impact, if any, that FAS 141R will have on its consolidated financial statements. Determination of the ultimate effect of this statement will depend on the Company’s structure at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements -An Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. FAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. FAS 160 is effective for fiscal years beginning on or after December 15, 2008, with retrospective presentation and disclosure for all periods presented. Early adoption is prohibited. The Company currently has no entities or arrangements that will be affected by the adoption of FAS 160. However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently has no entities or arrangements that will be affected by the adoption of FAS 161. However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

ANGSTROM MICROSYSTEMS CORP. (Formerly Angstrom Technologies Corp.)

Notes to Interim Consolidated Financial Statements (Unaudited)

September 30, 2008

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

	iii.	The Company performed and recorded $10,000 CDN of assessment work on the mineral claims due in August 2005 and, at its option, shall perform such assessment work so as to keep the relevant mining claims and interests subject to the option provided for herein in good standing; and

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

Effective August 5, 2007, the Company gave notice to terminate the option agreement including a release payment of $20,603. This has been accepted by the assignor and a release was granted on October 30, 2007.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
September
30, 2008 and
December 31,
2007

Furniture and fixtures	$ 52,212
Computer equipment and software	111,565
Leasehold improvements	120,869
284,646
Less: Accumulated depreciation	(284,646)

$ -

ANGSTROM MICROSYSTEMS CORP.
(Formerly Angstrom Technologies Corp.)
Notes to Interim Consolidated Financial Statements (Unaudited)
September 30, 2008

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September	December
	30,2008	31, 2007

Accrued bonus to director	$ 80,000	$ -
Accrued payroll	81,777	-
Accrued warranty reserve	38,000	-
Accrued professional fees	45,500	25,808
Accrued management fees	33,000	10,500
Other	68,085	7,361
Total	$346,362	$ 43,669

7. CONVERTIBLE NOTE

On September 10, 2008, in exchange for cash proceeds of $72,500, the Company issued a note with a face value of $72,500 due September 10, 2009, bearing interest at 20% per annum, and 100,000 share purchase warrants, each entitling the holder to purchase one common share at $0.50 per share, expiring in two years. The note and accrued interest payable are convertible into common shares at the average closing price for the ten days preceding the date of the note ($0.59) .

The Company has determined that the conversion feature embedded in the note is not required to be bifurcated and accounted for as a derivative pursuant to SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”: and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

The Company has determined that the note is recorded as a debt instrument in its entirety. The conversion feature is not ascribed a separate value in the consolidated financial statements.

The fair value of the warrants was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions: term of two years, risk free interest rate of 3%, dividend yield of 0% and volatility of 67%. Based upon the closing price of the Company’s common stock on the date of issuance, the Company allocated $11,136 of the proceeds of the note to the warrants. This amount has been presented as a discount on the note, and is being amortized over the term of the note.

The balance of the note as of September 30, 2008, net of unamortized discount, was as follows:

Principal amount		$72,500
Discount for fair value of warrants
On date of issue	$11,136
Accretion to September 30, 2008	(610)
		10,526

Balance, net of unamortized discount		$61,974

ANGSTROM MICROSYSTEMS CORP. (Formerly Angstrom Technologies Corp.)

Notes to Interim Consolidated Financial Statements (Unaudited)

September 30, 2008

8.	COMMON STOCK TRANSACTIONS

(a) Private Placements

(i) In December 2007, the Company entered into a subscription agreement to issue 600,000 units at $0.04 per unit each unit comprising one common share and one common share purchase warrant, for net proceeds of $18,080. Each share purchase warrant entitles the unit holder to purchase one common share for $0.06 on or before December 22, 2009. The units were issued subsequent to December, 2007.

(ii) In January 2008, the Company closed a non-brokered private placement for 1,500,000 units at $0.04 per unit, each unit comprising one common share and one common share purchase warrant, for net proceeds of $54,000. Each share purchase warrant entitles the unit holder to purchase one common share for $0.06 on or before January 25, 2010.

(iii) In April 2008, Angstrom closed several private placements totaling 1,250,000 units at a price of $1.00 per unit for net proceeds of $1,106,000. Each unit comprised one common share of the Company and one-half share purchase warrant. One full purchase warrant is required to acquire one additional share at a price of $1.20 per share for a period of two years from the closing date.

(b) Shares Issued upon Acquisition

See Note 2.

(c) Common Stock Split

On February 1, 2008, the Board of Directors approved a stock split on a basis of two new common shares for one old common share of the Company such that the authorized share capital of Sanford was increased from 75,000,000 to 150,000,000 and the corresponding issued and outstanding common shares increased from 8,026,000 to 16,052,000. Pursuant to SAB Topic 4c, all common share information presented in the accompanying consolidated financial statements and the notes thereto is retroactively presented on a post- conversion basis, including all share amounts and per share prices.

9.	STOCK PLANS AND STOCK BASED COMPENSATION

The Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123(R) requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant- date fair value. Equity compensation expense recognized under the modified-prospective transition method of SFAS No. 123(R) includes share-based compensation determined by using the grant-date fair value in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, for all share-based payments granted prior to and not yet vested as of January 1, 2006. It also includes share-based compensation estimated as of the grant date and based on the fair value of the award in accordance with SFAS No. 123(R), for all share-based payments granted after January 1, 2006.

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

September 30, 2008

9. STOCK PLANS AND STOCK BASED COMPENSATION - continued

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

The guidance in this FSP supersedes FSP EITF 00-19-1, “Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation”, and amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This FSP is effective upon initial adoption of SFAS 123(R). Stock options employees and directors - On April 8, 2008, the Board of Directors adopted an Incentive Stock Option Plan (the “Plan”). Under the Plan, options to acquire shares of common stock of the Company may be granted to directors, officers, consultants and employees of the Company. A total of 10,000,000 shares of common stock are authorized for issuance under the Plan. The Company granted 734,470 options at an exercise price of $0.20 - $0.25, vesting immediately, expiring 10 years after issuance. These stock options granted have been valued at $1,115,462, using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 3.34%, a dividend yield of 0% and volatility rate of 119%.

The following is a summary of options activity during the period ended September 30, 2008:

	Number of Shares	Exercise Price ($)

	-	-
Balance, December 31, 2007
Options granted	734,470	0.17
Options exercised or cancelled	-	-
Balance, September 30, 2008	734,470	0.17
Number of options exercisable at September 30, 2008	734,470	0.17

An additional 3,700,000 options to purchase common stock of the Company were granted to an officer of the Company in April 2008 at an exercise price of $0.50 per share, expiring in 5 years, vesting according to the attainment of certain milestones of the Company’s operations. No value has been ascribed to these options.

10.	WARRANTS

	(a)	In July, 2008 the Company issued 2,500 warrants each entitling the holder to purchase one common share for $0.45 expiring July 31, 2010. The warrants have been valued at $491 using the Black-Scholes pricing model based upon the following assumptions: term of two years, risk free interest rate of 3.10%, dividend yield of 0% and volatility rate of 67%.

	(b)	A summary of the Company's warrant activity during the period is as follows:

Outstanding - December 31, 2007	-
Issued in January 2008 regarding the December 2007
Private Placement (note 8(a)(i))	600,000
Issued with January 2008 Private Placement (note 8(a)(ii))	1,500,000
Issued with June 2008 Private Placement (note 8(a)(iii))	625,000
Issued in exchange for consulting services July 2008 (note 10(a))	2,500
Issued in connection with the convertible note
September, 2008 (note 7)	100,000

Outstanding – September 30, 2008	2,827,500

ANGSTROM MICROSYSTEMS CORP. (Formerly Angstrom Technologies Corp.)

Notes to Interim Consolidated Financial Statements (Unaudited)

September 30, 2008

10.	WARRANTS - continued

(c) The warrants outstanding, exercise price and expiry date at September 30, 2008 are as follows:

Warrants	Exercise Price ($)	Expiry Date

600,000	0.06	December 22, 2009
1,500,000	0.06	January 25, 2010
625,000	1.20	April 10, 2010
2,500	0.45	July 31, 2010
100,000	0.50	September 9, 2010

2,827,500

11.	INCOME TAXES

	(a)	Provision for Income Taxes - Current

The difference between the actual income tax recovery and the expected corporate income tax recovery relates to losses not recognized. The following table summarizes the differences from the statutory rate of approximately 40% (2007 – 34%) to the Company’s current tax provision recorded.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2007

Loss before recovery of income taxes	$(1,641,641)	$ (63,301)

Expected income tax recovery at statutory rates	(656,656)	(21,522)
Stock based compensation	446,185	-
Increase in valuation allowance with respect to
current period loss	210,471	21,522

Provision for income taxes - current	$ -	$ -

(b)	Deferred Income Taxes

The Company has provided a full valuation allowance against future tax assets at September 30, 2008 due to uncertainties in the Company’s ability to utilize the future tax benefits.

(c)	Tax Loss Carry-forwards

At September 30, 2008, the Company had approximately $4,500,000 of non-capital losses carried forward available to reduce future taxable income at various dates through 2028.

ANGSTROM MICROSYSTEMS CORP. (Formerly Angstrom Technologies Corp.)

Notes to Interim Consolidated Financial Statements (Unaudited)

September 30, 2008

12.	RELATED PARTY TRANSACTIONS AND BALANCES

	(a)	The Company entered into an agreement with a director to serve the Company and its subsidiary as an executive officer. In consideration, the Company has agreed to pay $500 U.S. per month. The agreement may be terminated by the director by giving 30 days written notice or by the Company at any time with 30 days written notice. Termination of the agreement by the Company requires the Company to make no other payments except for outstanding amounts of salary and expenses. Management fees of $Nil were incurred for the three- and nine- months periods ended September 30, 2008 (2007 - $1,500 and $4,500 respectively).

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

. Both contracts were terminated in September 2007 and, effective October 11, 2007, the director resigned.

(b)	The Company entered into a one-year agreement commencing October 1, 2007 with a director to serve the Company and its subsidiary as an executive officer. In consideration, the Company has agreed to pay $36,000 per annum and a travel allowance of $500 per month. Management fees of $9,000 and $27,000 and a travel allowance of $1,500 and $4,500 were charged for the three- and nine- months periods ended September 30, 2008 (2007 - $NIL) and the unpaid portion of these fees in the amount of $33,000 (2007- $Nil) is included in accrued liabilities.

(c)	The Company incurred costs associated with the issuance of shares in the amount of $150,000 for the nine months ended September 30, 2008 (2007 - $Nil) from a Company related to a director of Angstrom.

(d)	The Company received advances from shareholders who are also directors. The advances are non-interest bearing, unsecured and without specific terms of repayment.

(e)	The Company has an agreement with an entity related to a director of Angstrom to assist in raising capital whereby two million options will be granted to purchase common shares of the Company at $0.25 per share, based on one option for each dollar of financing raised to a maximum of two million options, exercisable for a period of five years. This business will further provide consulting services to the Company for a minimum term of 12 months at $12,000 per month. The granting of the options and consulting contract take effect once the first tranche of $2,000,000 is raised. At September 30, 2008, this condition had not been satisfied and as such, the options have not been granted and no consulting fees charged. Upon completion of financing exceeding $3,000,000, the Company will issue to this party common shares equal to 8.5% of the total issued and outstanding capital stock of the Company.

The value of transactions with related parties is based on the exchange amounts, representing the amounts established and agreed on by the related parties.

13. CONTINGENCIES

At September 30, 2008, several of the Company’s trade creditors have filed suits or claims against Angstrom seeking repayment of unpaid invoices aggregating approximately $167,000. In addition, certain of these creditors have obtained default judgements against the Company. Angstrom, through its attorneys, has entered into negotiations with creditors representing the majority of the total amounts owed. The Company has reached firm or tentative agreements with the majority of these creditors and the accompanying consolidated financial statements reflect all material adjustments as a result of these agreements.

ANGSTROM MICROSYSTEMS CORP. (Formerly Angstrom Technologies Corp.)

Notes to Interim Consolidated Financial Statements (Unaudited)

September 30, 2008

14.	COMPARATIVE NUMBERS

Certain comparative numbers have been reclassified to conform with the presentation adopted in the current period.

15.	PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information presents the Company’s revenue, income before extraordinaryitems and the cumulative effect of accounting changes, including such income on a per share basis, and net income per share, under SEC regulations S-X 10-01(b)(4), as though the companies had combined at the beginning of the period reported on. There were no extraordinary items and no accounting changes that had a material effect on the Company’s net loss or net loss per share for the periods presented.

Nine Months Ended
September 30, 2008
Revenue	$ 176,787
Net loss	$(1,073,566)
Net loss per share	$(0.05)

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

Recent Corporate Developments

Since the end of our last quarter, we have experienced the following significant corporate developments:

During this quarter, Angstrom has released its CoolAir product line that is more energy efficient by 20% versus competitors.  Angstrom has announced blades that utilize the latest microprocessors from AMD and Intel.  Angstrom servers were used to create the special effects for “The Incredible Hulk” and “The Mummy: Tomb of the Dragon Emperor.”

Software is essential in reducing the power usage in data center. This quarter, Angstrom announced the development graphics card software to accelerate performance of computers, hence, reducing their numbers.  This reduces the power used in the data center.

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

Cash Requirements

Over the next 12 months we anticipate that we will incur the following operating expenses:

Expense	Amount
Office space	$140,000
Professional fees	$250,000
Travel expenses	$80,000
General and administrative	$200,000
Employee Salaries	$700,000
Marketing and Sales	$600,000
Research and Development	$800,000
Consulting Fees	$550,000
Total	$3,320,000

Our estimated expenses over the next 12 months are approximately 3,320,000 and our - bank indebtedness as at September 30, 2008 is $20,469.    We will have to raise additional funds through private placements of our equity securities and/or debt financing to satisfy our working capital requirement and implement our business plan.. There is no assurance that the financing will be completed as planned or at all.

Results of Operation

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the quarter ended September 30, 2008 which are included herein.  Our operating results for the quarters ended September 30, 2008 and 2007 are summarized as follows:

Expenses	Three Months Ended September 2008	Three Months Ended September 2007	Nine Months Ended September 2008	Nine Months Ended September 2007
Revenue	$37,115	$-	$66,807	$-
Gross Profit	10,838	-	18,706	-
Selling, general and administrative	124,765	37,954	455,622	63,301

Research and development	16,702	-	87,858	-
Stock based compensation	-	-	1,115,462	-
Interest and accretion on convertible note	1,405	-	1,405	-
Loss for period	$132,034	$37,954	$1,641,641	$63,301

Revenues

Revenue for the quarter and nine months ended September 30, 2008 was $37,115 and $66,807 respectively.

Expenses

The increase in our general and administrative expenses for the period ended September 30, 2008 was primarily due to our inclusion of the results of operations for AMI from the acquisition date.  Significant expenses for AMI were general administration expenses, wages and our research and development costs.

Liquidity and Capital Resources

Working Capital

	September 30, 2008	June 30, 2008	Change
Current Assets	$206,893	$177,381	17%
Current Liabilities	$1,629,512	$1,479,593	10%
Working Capital Deficit	$(1,422,619)	$(1,302,212)	9%

Cash Flows

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flow from operating activities	$(124,455)	$(9,572)	$(1,216,214)	$(68,802)
Cash flow used in investing activities	0	0	0	0
Cash provided by financing activities	120,686	11,320	1,206,310	64,853
Foreign exchange effect on cash	0	(7,369)	0	(2,416)
Net decrease in cash	$(3,769)	$(5,621)	$(9,904)	$(6,365)

We were indebted to our bank in the amount of $20,469 which was offset by cash on deposit of $1,770 and had a working capital deficit of $1,422,619 as of September 30, 2008.  We anticipate that we will incur approximately $3,320,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next 12 months.  Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities

Cash used in operating activities for 9 months ended September 30 was funded by $1,206,310 from financing activities.

Cash from Financing Activities

Cash generated by financing activities is attributable to the private placement financings of our common stock in January and April 2008, advances from shareholders and the issuance of a convertible debenture in September 2008.

Going Concern

We have historically incurred losses and have incurred losses of $ 1,958,872 since inception.  Because of these historical losses, we will require additional working capital to develop our business operations.  We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Research and Development and Computer Software Development Costs

Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility (as defined by SFAS No. 86,” Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed”) and capitalized thereafter when significant to the Company’s financial position or results of operations.  No software development costs were capitalized during the period ended September 30, 2008, since costs incurred subsequent to establishment of technological feasibility were not significant.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.  As at September 30, 2008, we had no cash equivalents.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Controls and Procedures

As of September 30, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

5.

Mercury Business Services, Inc. v. Angstrom Microsystems, Inc., Boston Municipal Court, C.A. No. 08 01 CV 001241.  The suit is an action for goods and labor sold and delivered. The plaintiff   is demanding judgment in the total amount of $4,684.74.   Angstrom has entered into a payment plan with vendor.

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

10.

AirTrans Logistics, Inc.  This vendor made demand on Angstrom for goods sold and delivered in the amount of $11,127.25.  Accordingly, by letter dated March 12, 2008, this vendor made demand on Angstrom for $10,627.25, and has threatened the institution of suit.  Angstrom has entered into a payment plan with vendor.

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

November 19, 2008

Alpha Pang

Chief Financial Officer, Treasurer and Secretary

(Principal Financial Officer and Chief Accounting Officer)

November 19, 2008